Form 10QSB
period 1996-03-31
NATIONAL PROPERTY INVESTORS III
filed 1996-05-13
CIK 310485

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                          Commission file number 0-9567



                         NATIONAL PROPERTY INVESTORS III
        (Exact name of small business issuer as specified in its charter)
          California                                           13-2974428
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                              Issuer's phone number



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes X .
No      .





                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                       NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except for unit data)



                                                                       March 31,
                                                                          1996
                                                                      (Unaudited)
 Assets
      Cash and cash equivalents                                         $   1,016
      Escrow deposits                                                         494
      Other assets                                                            786
      Investment properties:
            Land                                      $    3,023
            Buildings and related personal                30,479
                                                          33,502
            Less accumulated depreciation                (21,245)          12,257

                                                                        $  14,553

 Liabilities and Partners' Deficit
 Liabilities
      Accounts payable and accrued expenses                             $   1,131
      Tenants' security deposits payable                                      213
      Mortgage payable                                                     24,000

 Partners' Deficit:

      Limited partners' (48,049 units outstanding)    $  (10,504)
      General partners'                                     (287)         (10,791)

                                                                        $  14,553

                 See Notes to Consolidated Financial Statements


b)                       NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except for unit data)



                                                          Three Months Ended
                                                               March 31,
                                                          1996            1995
 Revenues:
    Rental income                                       $   1,837      $    1,822
    Other income                                               69              69
          Total revenues                                    1,906           1,891

 Expenses:
    Operating                                                 916             945
    Interest                                                  537             547
    Depreciation                                              309             338
    General and administrative expenses                        72              66
          Total expenses                                    1,834           1,896

 Net income (loss)                                      $      72      $       (5)

 Net income (loss) allocated to general
    partners (1%)                                       $       1      $       --
 Net income (loss) allocated to limited
    partners (99%)                                             71              (5)

 Net income (loss)                                      $      72      $       (5)

 Net income (loss) per limited partnership unit         $    1.49      $      .10


                 See Notes to Consolidated Financial Statements



c)                      NATIONAL PROPERTY INVESTORS III

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except for unit data)

                                  Limited       General       Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Deficit        Deficit        Deficit
Original capital contributions      48,049     $      1       $   24,025     $   24,026

Partners' deficit at
    December 31, 1995               48,049     $   (288)      $  (10,575)    $  (10,863)

Net income for the three
    months ended March 31, 1996         --            1               71             72

Partners' deficit at
    March 31, 1996                  48,049     $   (287)      $  (10,504)    $  (10,791)

                 See Notes to Consolidated Financial Statements



d)                       NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (in thousands, except for unit data)



                                                             Three Months Ended
                                                                  March 31,
                                                             1996            1995
 Cash flows from operating activities:
    Net income (loss)                                     $       72      $       (5)
    Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
     Depreciation                                                309             338
     Amortization of mortgage costs                               13              12
 Change in accounts:
     Escrow deposits                                            (203)           (154)
     Other assets                                               (295)           (140)
     Accounts payable and accrued expenses                       413             131
     Tenant security deposit liabilities                          --               9

                Net cash provided by operating
                      activities                                 309             191

 Cash flows from investing activities:
     Property improvements and replacements                      (53)            (79)

                Cash used in investing activities                (53)            (79)

 Cash flows from financing activities:
     Mortgage principal repayments                              (161)           (118)

                Cash used in financing activities               (161)           (118)

 Net increase (decrease)  in cash and cash
    equivalents                                                   95              (6)

 Cash and cash equivalents at beginning of period                921             205

 Cash and cash equivalents at end of period               $    1,016      $      199

 Supplemental information:
    Interest paid                                         $      663      $      535

                 See Notes to Consolidated Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

National Property Investors III (the "Partnership") has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc., National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:



                                                          For the Three Months Ended
                                                                    March 31,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $ 95,000       $ 91,000

Reimbursement for services of affiliates (included
   in general and administrative expenses)                   63,000         33,000


For the period from January 19, 1996, to March 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties (continued)

Included in operating expenses for the three months ended March 31, 1995, are insurance premiums of approximately $48,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), is the general partner of the Partnership. NPI Equity is a wholly-owned subsidiary of NPI.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for the three months ended March 31, 1995 and 1996:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

Lakeside Apartments                           91%            94%
   Lisle, Illinois

Pinetree Apartments                           92%            91%
   Charlotte, North Carolina

Summerwalk Apartments
   Winter Park, Florida                       91%            94%


The Managing General Partner attributes the decline in occupancy for Lakeside and Summerwalk to new construction in the area and leasing specials offered by competitors. In addition, the properties have experienced a decrease in qualified traffic.

The Partnership's net income for the three months ended March 31, 1996, was $72,000 versus net loss of $5,000 for the same period in 1995. This change from a net loss to a net income is primarily attributable to the increased rental revenue resulting from increased rental rates, and the decrease in operating, interest and depreciation expenses. The decreases in these expenses was partially offset by an increase in general and administrative expenses.
Overall, the operations of the Partnership's investment properties were stable in comparison to the three months ended March 31, 1995.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996 the Partnership had unrestricted cash of $1,016,000 as compared to $199,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of an increase in accounts payable and accrued expenses including the prepayment of rent. The decrease in the cash used in investing activities is attributed to a decrease in property improvements and replacements. The increase in cash used in financing activities is due to additional mortgage payments being made in the first quarter of the 1996 versus the same period in 1995.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The Registrant has a balloon payment of approximately $4,582,000 on Summerwalk Apartments due in September 1996. The Registrant will attempt to extend the due date of this loan or find replacement financing. If the loan is not refinanced or extended, or the property is not sold, the Registrant could lose this property through foreclosure. If the property is lost through foreclosure the Registrant would not recognize a loss for financial statement purposes.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $24,000,000 is amortized over varying periods with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during 1995 or the first quarter of 1996. The Partnership is prohibited from making any distributions from operations until the mortgage encumbering the Lakeside Apartments property is satisfied. At this time, it appears that the original investment objective of capital growth from the inception of the Partnership will not be obtained.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: a Form 8-K dated January 19, 1996 was filed reporting the change in control of the Registrant.


                                    SIGNATURE

In connection with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NATIONAL PROPERTY INVESTORS III


                                 By:   NPI EQUITY INVESTMENTS, INC.
                                       MANAGING GENERAL PARTNER


                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Treasurer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)

                                 Date:  May 13, 1996