Form 10QSB
period 1996-06-30
NATIONAL PROPERTY INVESTORS III
filed 1996-08-14
CIK 310485

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


                  For the quarterly period ended June 30, 1996


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



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                       NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                          June 30,
                                                                            1996
 Assets
      Cash and cash equivalents                                          $    695
      Escrow deposits                                                         340
      Other assets                                                            900
      Investment properties:
            Land                                       $   3,023
            Buildings and related personal                30,631
                                                          33,654
            Less accumulated depreciation                (21,566)          12,088
                                                                         $ 14,023

 Liabilities and Partners' Deficit
 Liabilities
      Accounts payable and accrued expenses                              $    874
      Tenants' security deposits payable                                      190
      Mortgage payable                                                     23,871

 Partners' Deficit:

      Limited partners' (48,049 units                  $ (10,624)
      General partners'                                     (288)         (10,912)
                                                                         $ 14,023

                 See Notes to Consolidated Financial Statements


b)                       NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996            1995          1996           1995
 Revenues:
   Rental income                  $  1,842        $  1,879      $  3,679       $  3,701
   Other income                         89             191           158            260
          Total revenues             1,931           2,070         3,837          3,961
 Expenses:
   Operating                         1,114           1,054         2,030          1,999
   Interest                            536             547         1,073          1,094
   Depreciation                        322             338           631            676
   General and administrative           80              53           152            119

          Total expenses             2,052           1,992         3,886          3,888

   Net (loss) income              $   (121)       $     78      $    (49)      $     73

 Net (loss) income allocated
   to general partner (1%)        $     (1)       $      1      $     --       $      1

 Net (loss) income allocated
   to limited  partners (99%)         (120)             77           (49)            72

 Net (loss) income                $   (121)       $     78      $    (49)      $     73
 Net (loss) income per
   limited partnership unit       $  (2.50)       $   1.61      $  (1.01)      $   1.50

                 See Notes to Consolidated Financial Statements


  c)                     NATIONAL PROPERTY INVESTORS III

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited       General       Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Deficit        Deficit        Deficit
Original capital contributions      48,049     $      1       $   24,025     $   24,026

Partners' deficit at
    December 31, 1995               48,049     $   (288)      $  (10,575)    $  (10,863)

Net loss for the six
    months ended June 30, 1996          --           --              (49)           (49)

Partners' deficit at
    June 30, 1996                   48,049     $   (288)      $  (10,624)    $  (10,912)


                 See Notes to Consolidated Financial Statements


d)                       NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                              Six Months Ended
                                                                  June 30,
                                                             1996            1995
 Cash flows from operating activities:
    Net (loss) income                                     $      (49)     $       73
    Adjustments to reconcile net (loss) income to
    cash provided by operating activities:
     Depreciation                                                631             676
     Amortization of mortgage costs                               27              27
 Change in accounts:
     Escrow deposits                                             (50)           (137)
     Other assets                                               (424)           (176)
     Accounts payable and accrued expenses                       157              63
     Tenant security deposit liabilities                         (23)             16

          Net cash provided by operating activities              269             542

 Cash flows from investing activities:
     Property improvements and replacements                     (205)           (247)

                Cash used in investing activities               (205)           (247)

 Cash flows from financing activities:
     Mortgage principal payments                                (290)           (239)

                Cash used in financing activities               (290)           (239)

 Net (decrease) increase in cash and cash
     equivalents                                                (226)             56

 Cash and cash equivalents at beginning of period                921             205

 Cash and cash equivalents at end of period               $      695      $      261

 Supplemental information:
     Interest paid                                        $    1,181      $    1,067

                 See Notes to Consolidated Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

   The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                          For the Six Months Ended
                                                                   June 30,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $190,000       $191,000
Reimbursement for services of affiliates (included
   in general and administrative and
   operating expenses)                                      121,000        103,000

   For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   Included in operating expenses for the six months ended June 30, 1995, are insurance premiums of approximately $91,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

   NPI Equity is the general partner of the Partnership. NPI Equity is a wholly-owned subsidiary of NPI.

   On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation and an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

   Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the six month periods ended June 30, 1996 and 1995:
                                                   Average
                                                  Occupancy
Property                                     1996           1995

Lakeside Apartments                           90%            94%
   Lisle, Illinois

Pinetree Apartments                           92%            94%
   Charlotte, North Carolina

Summerwalk Apartments
   Winter Park, Florida                       86%            94%

   The Managing General Partner attributes the decline in occupancy at Lakeside to new construction in the area and leasing specials offered by competitors. The decrease in occupancy at Summerwalk Apartments is attributable to the managing general partner's eviction of tenants who were not paying their rents. Subsequent to June 30, 1996, occupancy has increased.

   The Partnership's net loss for the six months ended June 30, 1996, was $49,000, of which $121,000 was recorded in the second quarter. For the six months ended June 30, 1995, the Partnership recorded $73,000 net income, of which $78,000 was recorded in the second quarter. This change from net income to net loss is primarily attributable to the decrease in other income in 1996 as compared to 1995 due to the Partnership receiving $110,000 for a laundry contract renewal at Lakeside Apartments in 1995. The increase in general and administrative expenses is due to costs related to the transition of the Partnership administration offices in 1996. These expenses are expected to decrease during the remaining six months of 1996.

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

   At June 30, 1996, the Partnership had unrestricted cash of $695,000 as compared to $261,000 at June 30, 1995. Net cash provided by operating activities decreased primarily as a result of an increase in other assets due to the funding of tenant security deposit accounts, as well as the decrease in other income associated with the 1995 laundry contract renewal. The decrease in cash used in investing activities is attributed to a decrease in property improvements and replacements. The increase in cash used in financing activities is due to additional mortgage payments being made in the first six months of 1996 versus the same period in 1995.

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

   The Partnership has a balloon payment of approximately $4,582,000 on Summerwalk Apartments due in September 1996. The Partnership will attempt to extend the due date of this loan or find replacement financing. The Managing General Partner feels confident that this can be done; however, if the loan is not refinanced or extended, or the property is not sold, the Partnership could lose this property through foreclosure. If the property is lost through foreclosure the Partnership would not recognize a loss for financial statement purposes.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $23,871,000 is amortized over varying periods with balloon payments due at maturity at which time the properties will either be refinanced or sold. The Partnership is currently trying to refinance the existing indebtedness on Lakeside and Summerwalk. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during 1995 or the first six months of 1996. The Partnership is prohibited from making any distributions from operations until the mortgage encumbering the Lakeside Apartments property is satisfied. At this time, it appears that the original investment objective of capital growth from the inception of the Partnership will not be obtained.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None were filed during the quarter ended June 30, 1996.



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

                                 Date: August 14, 1996