Form 10QSB
period 1996-09-30
NATIONAL PROPERTY INVESTORS III
filed 1996-11-06
CIK 310485

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


              For the quarterly period ended September 30, 1996


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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                      NATIONAL PROPERTY INVESTORS III

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                               September 30, 1996


Assets
Cash and cash equivalents                                            $      881
Escrow deposits                                                             145
Other assets                                                              1,148
Investment properties:
     Land                                          $     3,023
     Buildings and related personal property            30,738
                                                        33,761
     Less accumulated depreciation                     (21,883)          11,878
                                                                     $   14,052

Liabilities and Partners' Deficit
Liabilities
Accounts payable and accrued expenses                                $     799
Tenants' security deposits payable                                         176
Mortgage payable                                                        24,030

Partners' Deficit:
Limited partners' (48,049 units issued
  and outstanding                                  $   (10,664)
General partners'                                         (289)        (10,953)
                                                                     $  14,052


                 See Notes to Consolidated Financial Statements


b)                         NATIONAL PROPERTY INVESTORS III

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                       Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                      1996          1995         1996         1995
Revenues:
Rental income                      $  1,954      $  1,920     $  5,633     $  5,621
Other income                             99            81          257          341
  Total revenues                      2,053         2,001        5,890        5,962
Expenses:
Operating                             1,134         1,024        3,164        3,023
Interest                                527           543        1,600        1,637
Depreciation                            317           289          948          965
General and administrative               41            49          193          168

  Total expenses                      2,019         1,905        5,905        5,793

Income (loss) before
  extraordinary loss                     34            96          (15)         169
Extraordinary loss on
 extinguishment of debt                 (75)           --          (75)          --
Net (loss) income                  $    (41)     $     96     $    (90)    $    169

Net (loss) income allocated
 to general  partners (1%)         $     (1)     $      1     $     (1)    $      2
Net (loss) income allocated
 to limited partners (99%)              (40)           95          (89)         167
Net (loss) income                  $    (41)     $     96     $    (90)    $    169
Net (loss) income per limited
 partnership unit:
Income (loss) before
 extraordinary loss                $   0.70      $   1.98     $  (0.31)    $   3.48
Extraordinary loss                    (1.55)           --        (1.55)          --
Net (loss) income per
  limited partnership unit         $  (0.85)     $   1.98     $  (1.86)    $   3.48

                  See Notes to Consolidated Financial Statements

c)                         NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Limited      General     Limited
                                  Partnership   Partners'   Partners'      Total
                                     Units       Deficit     Deficit      Deficit
Original capital contributions     48,049      $      1     $   24,025  $   24,026

Partners' deficit at
 December 31, 1995                 48,049      $   (288)    $  (10,575) $  (10,863)

Net loss for the nine months
 ended September 30, 1996              --            (1)           (89)        (90)

Partners' deficit at
 September 30, 1996                48,049      $   (289)    $  (10,664) $  (10,953)

                See Notes to Consolidated Financial Statements

d)                        NATIONAL PROPERTY INVESTORS III

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                            1996         1995
Cash flows from operating activities:
  Net (loss) income                                      $    (90)    $    169
  Adjustments to reconcile net (loss) income to
  cash provided by operating activities:
   Depreciation                                               948          965
   Amortization of mortgage costs                              41           41
   Extraordinary loss on extinguishment of debt                75           --
Change in accounts:
   Escrow deposits                                            145         (218)
   Other assets                                              (375)          38
   Accounts payable and accrued expenses                       82          202
   Tenant security deposit liabilities                        (37)          22
       Net cash provided by operating activities              789        1,219

Cash flows from investing activities:
   Property improvements and replacements                    (312)        (355)

            Cash used in investing activities                (312)        (355)

Cash flows from financing activities:
   Mortgage principal payments                               (388)        (362)
   Repayment of mortgage note payable                     (16,943)          --
   Proceeds from refinancing                               17,200           --
   Loan costs                                                (386)          --
        Net cash used in financing activities                (517)        (362)

Net (decrease) increase in cash and cash equivalents
  equivalents                                                 (40)         502

Cash and cash equivalents at beginning of period              921          205

Cash and cash equivalents at end of period               $    881     $    707

Supplemental information:
  Cash paid for interest                                 $  1,702     $  1,597


                   See Notes to Consolidated Financial Statements

e)
                        NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of National Property Investors III (the "Partnership") on Form 10-K for the year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

  The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

  NPI Equity is the general partner of the Partnership. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI").

  On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation and an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

  Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

  The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                       For the Nine Months Ended
                                                             September 30,
                                                          1996          1995
Property management fees (included in operating
  expenses)                                              $289,000    $288,000
Reimbursement for services of affiliates (included
  in general and administrative and
  operating expenses)                                     150,000     139,000


   During the nine months ended September 30, 1996, the Partnership paid approximately $174,000 to affiliates of the Managing General Partner for brokerage fees incurred in connection with the September 30, 1996, refinancing of Lakeside Apartments (see "Note C"). These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

   For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

  Included in operating expenses for the nine months ended September 30, 1995, are insurance premiums of approximately $133,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

   Included in operating expenses for the nine months ended September 30, 1995, is a fee of $1,200 relating to a successful appeal of real estate taxes assessed against a Partnership property.

NOTE C - REFINANCING AND EXTRAORDINARY LOSS

   On September 30, 1996, the Partnership refinanced the mortgage encumbering Lakeside Apartments on an interim basis. The refinancing replaced indebtedness of $16,943,000 with a new mortgage in the amount of $17,200,000. The mortgage was refinanced at a rate equal to 8% through October 31, 1996, and a rate equal to 2.5% plus LIBO rate from November 1, 1996, through November 15, 1996. Payments of interest only are due on the first day of each month until the loan matures on November 15, 1996. The Managing General Partner is currently working to secure permanent financing for the property and expects to have such financing in place during the fourth quarter. Total capitalized loan costs associated with the new mortgage were approximately $386,000. The early extinguishment of debt resulted in an extraordinary loss of approximately $75,000 due to the write-off of unamortized loan costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the nine month periods ended September 30, 1996 and 1995:

                                               Average Occupancy
Property                                      1996            1995

Lakeside Apartments                          92%             95%
  Lisle, Illinois

Pinetree Apartments                          92%             95%
  Charlotte, North Carolina

Summerwalk Apartments
  Winter Park, Florida                       90%             94%

  The Managing General Partner attributes the decline in occupancy at Lakeside to new construction in the area and leasing specials offered by competitors.
The Managing General Partner attributes the decreases in occupancy at Pinetree and Summerwalk to the eviction of tenants who were not paying their rents. Occupancy at Summerwalk has improved during the third quarter of 1996 due to the return of college students to the area as compared to the second quarter of 1996.

   The Partnership's net loss for the nine month period ended September 30, 1996, was approximately $90,000 versus net income of $169,000 for the corresponding period of 1995. For the three month period ended September 30, 1996, the Partnership reported a net loss of $41,000 versus net income of $96,000 for the corresponding three months of 1995. This change in net income for the nine month period ended September 30, 1996, is primarily attributable to a decrease in other income, an increase in operating expenses and general and administrative expenses, and the recognition of an extraordinary loss due to the early extinguishment of debt. The decrease in other income is due to Lakeside receiving $110,000 for the renewal of a laundry contract in 1995. The increase in operating expense is due to a large increase in the real estate tax bill at Lakeside Apartments. As noted in "Item 1, Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the nine month period ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the nine month period ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. Finally, the Partnership recognized an extraordinary loss on the early extinguishment of debt in 1996 as discussed in "Item 1, Note C - Refinancing of Debt and Extraordinary Loss".

  As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   At September 30, 1996, the Partnership had unrestricted cash of approximately $881,000 as compared to approximately $707,000 at September 30, 1995. Net cash provided by operations decreased primarily due to the decrease in the change in accounts payable and accrued expenses, as well as a decrease in tenant security deposits caused by the timing of payments. Net cash used in investing activities decreased slightly due to a decrease in property improvements and replacements. Finally, there was an increase in the net cash used in financing activities due to the refinancing of Lakeside Apartments with a new $17,200,000 mortgage, replacing the prior mortgage of $16,943,000. This increase is also due to the Partnership incurring approximately $386,000 in new loan costs.

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

   The Partnership had a balloon payment of approximately $4,582,000 on Summerwalk Apartments due in September 1996. The financing has been extended through December 1, 1996, by the lender. The Managing General Partner is currently negotiating for replacement financing and feels confident that it can be found. However, if replacement financing can not be found or if the current financing is not extended, it is possible that the Partnership could sell the property or lose the property through foreclosure. If the property is lost through foreclosure, the Partnership would not recognize a loss for financial statement purposes.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $24,030,000 is being amortized over varying periods with balloon payments due at maturity at which time the properties will either be refinanced or sold. The Partnership recently secured interim financing for Lakeside Apartments(see "Item 1 - Note C - Refinancing of Debt and Extraordinary Loss") and extended the current financing on Summerwalk Apartments. The Managing General Partner is currently negotiating for long-term financing on both of Lakeside and Summerwalk. These negotiations should be completed during the fourth quarter of 1996. Future cash distributions will depend on the levels of cash generated from operations, a property sale, a property refinancing and the availability of cash reserves. No cash distributions were paid during the first nine months of 1996 and 1995.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27  Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None were filed during the quarter ended September 30, 1996.



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

                           Date: November 6, 1996