Form 10KSB
period 1996-12-31
NATIONAL PROPERTY INVESTORS III
filed 1997-03-28
CIK 310485

FORM 10-KSB- ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from         to

                         Commission file number 0-9567

                        NATIONAL PROPERTY INVESTORS III
                 (Name of small business issuer in its charter)

         California                                             13-2974428
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $7,943,000

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

National Property Investors III (the "Partnership or the "Registrant") is a California limited partnership formed as of February 1, 1979. The Partnership is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc., (the "Managing General Partner or "NPI Equity") a Florida corporation, became the Partnership's managing general partner on June 21, 1991, succeeding NPI Management Corp. (the "Prior Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc.").

Reference is made to the Prospectus of the Partnership dated October 24, 1979, as supplemented by Supplements dated January 24, 1980, April 24, 1980, July 16, 1980, September 3, 1980, October 2, 1980, and October 16, 1980, which have been filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933, as amended, all of which are incorporated herein by reference. The Prospectus was filed as part of the Partnership's Registration Statement pursuant to which 66,000 units of Limited Partnership Interest (the "Units") were registered. The Partnership sold 48,049 units aggregating $24,025,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. As of December 24, 1980, the Partnership had invested all the net proceeds available for investment in six apartment complexes, three of which have been disposed of at foreclosure sales.

On August 10, 1994, NPI, Inc., the then parent company of the Managing General Partner, entered into an agreement with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") to sell to Apollo up to one-third of the stock of NPI, Inc. In addition, Apollo obtained general and limited partnership interests in NPI-AP Management, L.P., ("NPI-AP") an affiliate of the Managing General Partner. NPI Management became the managing general partner of NPI-AP, and assigned its interest in the management contract for the Partnership's properties to the partnerships affiliated with the Managing General Partner.

On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to Apollo. Apollo was entitled to designate three of the seven directors of the Managing General Partner. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of the Managing General Partner.

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interest in twelve affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interests in the Partnership as well as the remaining six partnerships in the National Property Investors Series.

During the fourth quarter of 1994, DeForest II acquired 18,450 limited partnership units or approximately 38% of the total limited partnership units of the Partnership.

On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, Inc., the sole shareholder of the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, Inc. and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

On January 19, 1996, DeForest II and certain of its affiliates sold all of its interest in the Partnership to an affiliate of Insignia. The affiliate of Insignia acquired 21,340 limited partnership units or approximately 44.4% of the total limited partnership units of the Partnership. (See "Item 11 Security Ownership of Certain Beneficial Owners and Management.")

The Partnership is involved in only one industry segment, as described above. The Partnership does not engage in any foreign operations or derive revenues from foreign sources.

There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP provides day-to-day management services to the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties primarily on the basis of the prices and terms of such transactions.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investment in properties.

                          Date of            Type of
Property                  Purchase          Ownership              Use

Pinetree Apartments       7/1/80   Fee ownership, subject to a  Apartment
Charlotte, North Carolina          first deed of trust.         220 units

Lakeside Apartments       12/18/80 Fee ownership, subject to a  Apartment
 Lisle, Illinois                   first deed of trust.         568 units

Summerwalk Apartments (1) 12/24/80 Fee ownership, subject to a  Apartment
 Winter Park, Florida              first deed of trust.          304 units

(1) The Partnership acquired the co-tenant's 10% interest in the property in January, 1997, for $50,000.

SCHEDULE OF PROPERTIES:
(Dollar amounts in thousands)

Property              Carrying  Accumulated                        Federal
                       Value    Depreciation     Rate     Method  Tax Basis

Pinetree Apartments    $ 6,092   $  3,979    5-27.5 yrs.    SL     $2,062

Lakeside Apartments     20,828     13,439    5-27.5 yrs.    SL      7,334

Summerwalk Apartments    7,335      4,806    5-27.5 yrs.    SL      2,440
                       $34,255   $ 22,224

SCHEDULE OF MORTGAGE:
(Dollar amounts in thousands)

                        Principal                               Principal
                       Balance At                                Balance
                      December 31, Interest   Period  Maturity    Due At
Property                  1996       Rate   Amortized   Date     Maturity

Pinetree Apartments     $  2,241     9.87    25 yrs. 7/01/01    $ 2,090

Lakeside Apartments       17,200     7.33      (1)   11/01/03    17,200

Summerwalk Apartments      4,557     9.75      (2)       (2)      4,557

                        $ 23,998


(1)  Monthly payments are interest only.
(2) The mortgage matured on September 1, 1996, and an extension obtained through December 1, 1996; however, the loan has not been formally extended beyond December 1, 1996. The Partnership continues to pay debt service to the lender while an extension of the loan or alternative financing is arranged.

SCHEDULE OF RENTAL RATES AND OCCUPANCY

                                     Average Annual          Average Annual
                                      Rental Rates              Occupancy
           Property                 1996          1995        1996     1995

Pinetree Apartments            $6,092/unit   $5,810/unit      91%       95%

Lakeside Apartments             9,042/unit    8,732/unit      93%       95%

Summerwalk Apartments           6,032/unit    5,856/unit      92%       94%


As noted under "Item 1, Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. All of the lease terms are for one year or less. No individual tenant occupies 10% or more of the available rental space.

Real estate taxes (in thousands) and rates in 1996 for each property were:


                                            1996                1996
                                           Billing              Rate
Pinetree Apartments                   $     59                  1.4%
Lakeside Apartments                        528                  7.3%
Summer Walk Apartments                     107                  2.0%


ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Partnership, a publicly-held limited partnership, sold 48,049 Limited Partnership Units aggregating $24,025,000. The Partnership currently has 48,049 units outstanding and 1,824 limited partners of record. There is no intention to sell additional limited partnership units nor is there an established market for these units.

No special distributions and distributions from operations were made during the years ended December 31, 1996 and 1995. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Partnership's financial ability to make distributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1996, was approximately $15,000 versus net income of approximately $245,000 for the year ended December 31, 1995. This change in net income for the year ended December 31, 1996, is primarily attributable to a decrease in other income, the recognition of an extraordinary loss due to the early extinguishment of debt and an increase in operating expenses. The decrease in other income is due to Lakeside receiving $110,000 for the renewal of a laundry contract in 1995. The Partnership also recognized an extraordinary loss on the early extinguishment of debt in 1996 as discussed below. This refinancing also resulted in a decrease in interest expense for the year ended December 31, 1996, due to the mortgage being refinanced at a lower interest rate. The increase in operating expense is due primarily to an increase in real estate tax expense at Lakeside. This increase is due to the increase in the property's assessed value by the taxing authority.

Included in operating expense is approximately $152,000 of major repairs and maintenance comprised primarily of major landscaping and interior and exterior building repairs.

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


Capital Resources and Liquidity

At December 31, 1996, the Partnership had unrestricted cash of approximately $964,000 as compared to approximately $921,000 at December 31, 1995. Net cash provided by operations decreased primarily due to a decrease in operations and other assets. This decrease was partially offset by an increase in escrow deposits and an increase in accounts payable and accrued expenses due to the timing of payments. Net cash used in investing activities increased due to an increase in property improvements and replacements. The increase was also due to funds deposited to a restricted escrow account as required by the terms of the Lakeside refinancing. Finally, there was an increase in the net cash used in financing activities due to the refinancing of Lakeside Apartments with a new $17,200,000 mortgage, replacing the prior mortgage of $16,943,000. This increase is also due to the Partnership incurring approximately $417,000 in new loan costs.

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

On November 15, 1996, the Partnership refinanced the mortgage encumbering Lakeside Apartments. The refinancing replaced indebtedness of $17,042,000, including accrued interest of approximately $99,000, with a new mortgage in the amount of $17,200,000. The mortgage was refinanced at a rate equal to 7.33%, compared to the prior rate of 8.25%. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. The prior note was scheduled to mature in August, 1999. Total capitalized loan costs were $417,000. The Partnership recognized an extraordinary loss on early extinguishment of debt in the amount of approximately $75,000 due to the write off of unamortized loan costs.

The Partnership had a balloon payment of approximately $4,582,000 on Summerwalk Apartments due in December 1996. While the loan has not been formally extended, the Partnership continues to pay debt service to the lender while an extension of the loan or alternative financing is arranged. However, if replacement financing is not found or if the current financing is not extended, it is possible that the Partnership could sell the property or lose the property through foreclosure. If the property is lost through foreclosure, the Partnership would not recognize a loss for financial statement purposes. In connection with the efforts to obtain replacement financing, the Partnership acquired the 10% interest in the property previously held by an unaffiliated third party for $50,000 in January, 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $23,998,000 is being amortized over varying periods with balloon payments due at maturity at which time the properties will either be refinanced or sold. The Partnership secured long term financing for Lakeside Apartments during the fourth quarter of 1996, as discussed above, and extended the current financing on Summerwalk Apartments. The Managing General Partner is currently negotiating for long-term financing on Summerwalk. These negotiations should be completed during the first quarter of 1997. Future cash distributions will depend on the levels of cash generated from operations, a property sale, a property refinancing and the availability of cash reserves. No cash distributions were paid during the year ended December 31, 1996, or December 31, 1995.



ITEM 7.     FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS III

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1996

  Consolidated Statements of Operations - Years ended December 31, 1996 and
  1995

  Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
  1995

  Notes to Consolidated Financial Statements



                          Independent Auditors' Report


To The Partners
National Property Investors III
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of National Property Investors III, (a limited partnership) (the "Partnership") and its subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III and its subsidiary, as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                               /s/Imowitz Koenig & Co., LLP



New York, New York
February 6, 1997

                        NATIONAL PROPERTY INVESTORS III

                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                               December 31, 1996

Assets
  Cash and cash equivalents                                          $      964
  Escrow deposits                                                           127
  Other assets                                                            1,293
  Investment properties:
       Land                                        $     3,023
       Buildings and related personal property          31,232
                                                        34,255
       Less accumulated depreciation                   (22,224)          12,031
                                                                     $   14,415

Liabilities and Partners' Deficit

Liabilities
  Accounts payable and accrued expenses                              $   1,094
  Tenants' security deposits payable                                       171
  Mortgages payable                                                     23,998

Partners' Deficit:
  Limited partners' (48,049 units issued
     and outstanding)                              $   (10,560)
  General partners'                                       (288)        (10,848)
                                                                     $  14,415

          See Accompanying Notes to Consolidated Financial Statements

                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                        Years Ended December 31,
                                                             1996        1995
Revenues:
  Rental income                                          $   7,607   $   7,521
  Other income                                                 336         428
     Total revenues                                          7,943       7,949

Expenses:
  Operating expenses                                         4,215       4,014
  Interest                                                   2,113       2,178
  Depreciation                                               1,288       1,289
  General and administrative                                   237         223
     Total expenses                                          7,853       7,704

     Income before extraordinary item                           90         245

Extraordinary loss on extinguishment of debt                   (75)         --

     Net income                                          $      15   $     245

Net income allocated to general partners                 $      --   $       2
Net income allocated to limited partners                        15         243
     Net income                                          $      15   $     245

Net income per limited partnership unit:
  Income before extraordinary item                       $    1.86   $    5.05
  Extraordinary loss                                         (1.55)         --
     Net income                                          $     .31   $    5.05

          See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                           (in thousands, except unit data)

                                Limited     General    Limited
                              Partnership  Partner's  Partners'       Total
                                 Units      Deficit    Deficit       Deficit

Original capital contributions  48,049    $      1    $  24,025   $   24,026

Partners' deficit at
 December 31, 1994              48,049    $   (290)   $ (10,818)  $  (11,108)

Net income for the year ended
 December 31, 1995                  --           2          243          245

Partners' deficit at
   December 31, 1995            48,049        (288)     (10,575)     (10,863)

Net income for the year ended
 December 31, 1996                  --          --           15           15

Partners' deficit at
   December 31, 1996            48,049    $   (288)   $ (10,560)  $  (10,848)

          See Accompanying Notes to Consolidated Financial Statements

                        NATIONAL PROPERTY INVESTORS III

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                        Years ended December 31,
                                                          1996          1995
Cash flows from operating activities:
  Net income                                             $     15   $    245
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                             1,288      1,289
   Amortization of mortgage costs                              51         54
   Extraordinary loss on extinguishment of debt                75         --
Change in accounts:
   Escrow deposits                                            163        (92)
   Other assets                                              (265)       210
   Accounts payable and accrued expenses                      377        (11)
   Tenant security deposit payable                            (42)        14
        Net cash provided by operating activities           1,662      1,709

Cash flows from investing activities:
   Deposits to restricted escrows                            (574)      (280)
   Receipts from restricted escrows                           341        143
   Property improvements and replacements                    (806)      (368)
        Net cash used in investing activities              (1,039)      (505)

Cash flows from financing activities:
   Mortgage principal payments                               (420)      (488)
   Repayment of mortgage note payable                     (16,943)        --
   Proceeds from refinancing                               17,200         --
   Loan costs                                                (417)        --
        Net cash used in financing activities                (580)      (488)

Net increase in cash and cash equivalents                      43        716

Cash and cash equivalents at beginning of period              921        205

Cash and cash equivalents at end of period               $    964   $    921

Supplemental information:
  Cash paid for interest                                 $  2,081   $  2,124



             See Accompanying Notes to Consolidated Financial Statements

                        NATIONAL PROPERTY INVESTORS III

                   Notes to Consolidated Financial Statements

                               December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

National Property Investors III (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Laws of California as of February 1, 1979, for the purpose of acquiring and operating income-producing residential real estate. The Partnership currently owns garden apartments in Charlotte, North Carolina, Lisle Illinois and Winter Park, Florida. The Partnership will terminate on December 31, 2005, or sooner, in accordance with the terms of the Agreement of Limited Partnership. Limited partners' units are at a stated value of $500. A total of 48,049 units of the limited partnership were issued, for an aggregate capital contribution of $24,025,000. In addition, the general partners contributed a total of $1,000 to the Partnership.

Principles of Consolidation:

The consolidated financial statements include all the accounts of the Partnership and its majority owned Partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties:

In 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property ranging from 5 to 27.5 years.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Tenant Security Deposits:

The Partnership requires security deposits for the apartment units. Deposits can be applied to the rent or any cleaning and damage charges when the tenant's lease expires. The security deposit is refunded; however, if there has been no damage to the units.

Loan Costs:

Loan costs of $648,000 are included in "Other assets" in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1996, accumulated amortization is approximately $118,000. Amortization of loan costs is included in interest expense.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.


Fair Value:

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term matruities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note C"). The fair value of the mortgages is approximately $24,216,000, which approximates the carrying value.

Net Income (Loss) Per Weighted Average limited partnership Unit:

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the limited partners by 48,049 units outstanding.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), is the general partner of the Partnership. On January 19, 1996, the stockholders of National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity, sold all of the issued and outstanding shares of NPI to IFGP Corporation ("IFGP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Upon closing, the officers and directors of NPI Equity resigned and IFGP elected new officers and directors. In connection with the sale of the NPI stock to IFGP, DeForest Ventures II, L.P., an entity comprised of the former NPI shareholders and their affiliates, sold the 21,340 limited partnership units owned by it to Insignia LLC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense or capitalized in 1996 and 1995 (dollar amounts in thousands):

                                                         For the Years Ended
                                                             December 31,
                                                          1996         1995

Property management fees (included in operating
  expenses)                                                $  392    $  385

Reimbursement for services of affiliates (included
  in investment properties, general and
  administrative expenses and operating expenses)             198       187

During the year ended December 31, 1996, the Partnership paid approximately $174,000 to affiliates of the Managing General Partner for brokerage fees incurred in connection with the November 15, 1996, refinancing of Lakeside Apartments (see "Note E"). These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the year ended December 31, 1995, are insurance premiums of approximately $175,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership.

On March 29, 1996, an affiliate of Insignia acquired the corporate general partners owning 1% of the subsidiary partnership which owns the Pinetree Apartments.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series (NPI Partnership). The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.


NOTE C - MORTGAGES PAYABLE
(Dollar amounts in thousands)

The principle terms of mortgages payable are as follows:

                  Monthly                          Principal     Principal
                  Payment     Stated                Balance      Balance At
                 Including   Interest  Maturity     Due At      December 31,
Property         Interest      Rate      Date      Maturity         1996

Lakeside         $ 105 (1)    7.33%   11/01/03    $ 17,200      $  17,200
Pinetree            21        9.87%    7/01/01       2,090          2,241
Summerwalk          46        9.75%      (2)         4,557          4,557
                 $ 172                                          $  23,998


(1)  Amount is interest only.
(2) The mortgage matured on September 1, 1996, and an extension obtained through December 1, 1996; however, the loan has not been formally extended beyond December 1, 1996. The Partnership continues to pay debt service to the lender while an extension of the loan or alternative financing is arranged.

Refer to "Note E" for discussion of the refinancing of the mortgage encumbering Lakeside Apartments.

Scheduled principal payments on the mortgage payable subsequent to December 31, 1996, are as follows (in thousands):

                        1997          $   4,585
                        1998                 31
                        1999                 34
                        2000                 38
                        2001              2,110
                     Thereafter          17,200
                                      $  23,998


NOTE D - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)


                                              Initial Cost
                                             To Partnership
                                                                     Cost
                                                    Buildings     Capitalized
                                                   and Related     (Removed)
                                                     Personal    Subsequent to
      Description        Encumbrances     Land       Property     Acquisition

Lakeside                 $  17,200    $  2,087     $ 15,363      $  3,378
Pinetree                     2,241         493        3,873         1,726
Summerwalk                   4,557         427        6,347           561

                         $  23,998    $  3,007     $ 25,583      $  5,665


                                      Gross Amount at Which Carried
                                            At December 31, 1996

                          Buildings                Accum-              Depre-
                         And Related                lated     Date     ciable
                           Personal                Depre-    Acqu-     Life-
 Description     Land      Property     Total      ciation    ired     Years

Lakeside        $ 2,093   $  18,735    $  20,828   $13,439   12/80  5-27.5 yrs.
Pinetree            499       5,593        6,092     3,979    7/80  5-27.5 yrs.
Summerwalk          431       6,904        7,335     4,806   12/80  5-27.5 yrs.

                $ 3,023   $  31,232    $  34,255   $22,224


Reconciliation of Investment Properties and Accumulated Depreciation:

                                                      December 31,
                                                    1996          1995
Investment Properties
Balance at beginning of year                   $ 33,449        $ 33,081
 Property Improvements                              806             368

Balance at end of year                         $ 34,255        $ 33,449

                                                      December 31,
                                                   1996             1995
Accumulated Depreciation
Balance at beginning of year                  $ 20,936         $ 19,647
 Additions charged to expense                    1,288            1,289

Balance at end of year                        $ 22,224         $ 20,936



The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $34,230,000 and $33,465,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $18,400,000 and $17,582,000.

NOTE E - REFINANCING AND EXTRAORDINARY LOSS

On November 15, 1996, the Partnership refinanced the mortgage encumbering Lakeside Apartments. The refinancing replaced indebtedness of $17,042,000, including accrued interest of approximately $99,000, with a new mortgage in the amount of $17,200,000. The mortgage was refinanced at a rate equal to 7.33%, compared to the prior rate of 8.25%. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. The prior note was scheduled to mature in August 1999. Total capitalized loan costs were $417,000. The Partnership recognized an extraordinary loss on early extinguishment of debt in the amount of approximately $75,000 due to the write off of unamortized loan costs.

NOTE F - INCOME TAXES
(Dollar amounts in thousands)

The Partnership files its tax returns on an accrual basis. A reconciliation of net income from the consolidated financial statements to the net taxable income to partners is as follows:

                                           Years Ended December 31,
                                             1996       1995

Net income per consolidated
 financial statements                      $    15   $    245
Difference between income and
 expenses for consolidated
  financial statement and tax
    reporting                                   52         10
Difference between tax depreciation
 and consolidated financial statement
  deprecation                                  243         95
Net taxable income to partners             $   310   $    350

Federal taxable income per limited
  partnership unit                         $  6.40   $   7.21

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):

                                                 1996

Partners' deficit as reported               $  (10,848)
 Land and buildings                                 25
 Accumulated depreciation                         (220)
 Syndication and distribution costs              2,727
 Prepaid rent                                       45
 Other                                              (4)
Partners' deficit-Federal tax basis         $   (8,275)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Partnership has no officers or directors. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. NPI Equity is a wholly owned subsidiary of National Property Investors, Inc. ("NPI"). As of December 31, 1996, the names, ages and positions held by executive officers and directors of NPI Equity are as follows:

    Name                                 Age         Position

    William H. Jarrard, Jr.              50          President and Director

    Ronald Uretta                        40          Vice President
                                                     and Treasurer

    John K. Lines                        37          Vice President and
                                                     Secretary

    Kelley M. Buechler                   39          Assistant Secretary


William H. Jarrard, Jr. has been President and Director of the Managing General Partner since January 1996 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 to January 1996. During the five years prior to joining Insignia in 1991, he served in similar capacities for U. S. Shelter.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since January 1996, and Insignia's Chief Operating Officer since August 1996. From January 1992 to August 1996, Mr. Uretta was Insignia's Chief Financial Officer. Mr. Uretta was Insignia's Secretary from January 1992 to June 1994. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

John K. Lines, Esq. has been Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the Managing General Partner. Ms. Buechler has been Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U.
S. Shelter.

No family relationships exist among any of the officers or directors of the Managing General Partner.


 ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described below in "Item 12 Certain Relationships and Related Transactions", which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of NPI Equity's directors and by all directors and executive officers of NPI Equity as a group as of December 31, 1996.

Name and address of         Amount and nature of
Beneficial Owner              Beneficial Owner         % of Class

Insignia Properties, LP            21,340                 44.4
One Insignia Financial Plaza
Greenville, SC 29602

All directors and
executive officers as a group
(four persons)                         --                   --


There are no arrangements known to the Partnership, the operation of which may at a subsequent date, result in a change in control of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

NPI Equity is the general partner of the Partnership. On January 19, 1996, the stockholders of National Property Investors, Inc. NPI, the sole shareholder of NPI Equity, sold all of the issued and outstanding shares of NPI to IFGP Corporation ("IFGP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Upon closing, the officers and directors of NPI Equity and NPI resigned and IFGP elected new officers and directors. In connection with the sale of the NPI stock to IFGP, DeForest Ventures II, L.P., an entity comprised of the former NPI shareholders and their affiliates, sold the 21,340 limited partnership units owned by it to Insignia LLC, (See "Item 11 Security Ownership of Certain Beneficial Owners and Management.")

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense or capitalized in 1996 and 1995 (dollar amounts in thousands):


                                                        For the Years Ended
                                                            December 31,
                                                        1996         1995
Property management fees (included in operating
  expenses)                                            $  392       $  385

Reimbursement for services of affiliates (included
  in investment properties, general and
  administrative expenses and operating expenses)         198          187


During the year ended December 31, 1996, the Partnership paid approximately $174,000 to affiliates of the Managing General Partner for brokerage fees incurred in connection with the December 31, 1996, refinancing of Lakeside Apartments. These charges have been capitalized as loan costs and will be amortized over the life of the loan.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the year ended December 31, 1995, are insurance premiums of approximately $175,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership.

On March 29, 1996, an affiliate of Insignia acquired the corporate general partners owning 1% of the subsidiary partnership which owns the Pinetree Apartments.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series (NPI Partnerships). The maximum draw available to the Partnership under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of:
(i) the removal of the NPI Equity (whether of not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

As a result of its ownership of 21,340 limited partnership units, Insignia Properties, L.P. ("Insignia LP") could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom Insignia LP acquired its Units, had agreed for the benefit of non-tendering unitholders, that is would vote its Units (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia LP's right to vote each Unit acquired.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  See exhibit index contained herein.
(b)  Reports on Form 8-K during the fourth quarter of 1996: None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NATIONAL PROPERTY INVESTORS III


                         By:   NPI EQUITY INVESTMENTS, INC.
                               Managing General Partner

                              By:       /s/ William H. Jarrard, Jr.
                                        William H. Jarrard, Jr.
                                        President and Director


                              Date:     March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Signature/Name                Title                    Date

/s/ William H. Jarrard, Jr.        President and       March 28, 1997
William H. Jarrard, Jr.            Director

/s/ Ronald Uretta                  Vice President and  March 28, 1997
Ronald Uretta                      Treasurer



EXHIBIT INDEX


Exhibit

2.1 NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2 to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.3 Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

2.4            Limited liability Company Agreement of Riverside Drive L.L.C.
               dated as of August 17, 1995, Incorporated by reference to Exhibit
               2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995

3.4 (a) Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Partnership dated October 24, 1979 contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-63733).

3.4 (b) Amendments to Agreement of Limited Partnership dated as of November 25, 1980 incorporated by reference to Exhibits 3 and 4 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1981.

3.4 (c) Amendments to the Agreement of Limited Partnership Incorporated by reference to the Definitive Proxy Statement of The Partnership dated April 3, 1981.

3.4 (d) Amendments to the Agreement of Limited Partnership Incorporated by reference to the Statement Furnished In Connection With The Solicitation of Consents of the Partnership dated August 28, 1992.

10.1 Mortgage Modification Agreement dated March 28, 1988, among Collateral Mortgage, Ltd., SB Partners and the Partnership relating to the Summerwalk Apartments, incorporated by reference to Exhibit 10(e) to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10.2 Loan Modification Agreement dated March 28, 1988, among Collateral Mortgage, Ltd., SB Partners and the Partnership relating to the Summerwalk Apartments, incorporated by reference to Exhibit 10(f) to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10.3 Modification of Subordination dated March 28, 1988, between SB Partners and the Partnership relating to the Summerwalk Apartments, incorporated by reference to Exhibit 10(g) to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10.6 Form of Property Management Agreement dated June 21, 1991, by and between the Partnership and NPI Management with respect to each of the Partnership's properties, incorporated by reference to
               Exhibit 10.6 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

10.7 Third Amendment to Mortgage, Security Agreement and Assignment of Rents and Leases dated August 29, 1991, among the Partnership, SB Partners and Collateral Mortgage, Ltd. relating to the Summerwalk Apartments, incorporated by reference to Exhibit 10.7 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

10.8 Third Amendment to Loan Agreement dated August 9, 1991, among the Partnership, SB Partners and Collateral Mortgage, Ltd., relating to the Summerwalk Apartments, incorporated by reference to
               Exhibit 10.8 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

10.9 Third Amendment to Real Estate Mortgage Note dated August 29, 1991, among the Partnership, SB Partners and Collateral Mortgage, Ltd., relating to the Summerwalk Apartments, incorporated by reference to Exhibit 10.9 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

10.10 Mortgage Note dated June 30, 1994, made by National Pinetree Limited Partnership for the benefit of Main America Capital, L.C. in the original principal balance of $2,300,000, incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

10.11 Deed of Trust and Security Agreement among National Pinetree Limited Partnership, as borrower, and Main America Capital L.C., as beneficiary, dated June 30, 1994, incorporated by reference to
               Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

10.14 Multifamily Note dated September 30, 1996, by and between the Partnership and Lehman Brothers Holding, Inc. for Lakeside Apartments.

10.15 Multifamily Note dated November 1, 1996, by and between the Partnership and Lehman Brothers Holding, Inc. for Lakeside Apartments.

27             Financial Data Schedule.