Form 10QSB
period 1997-03-31
NATIONAL PROPERTY INVESTORS III
filed 1997-05-12
CIK 310485

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       Quarterly or Transitional Report
                 (As last amended by 34-32231, eff. 6/3/93.)


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1997


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


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                     NATIONAL PROPERTY INVESTORS III

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 1997



Assets
 Cash and cash equivalents                                            $   1,074
 Receivable and deposits                                                  1,035
 Other assets                                                               598
 Investment properties:
     Land                                            $   3,023
     Buildings and related personal property            31,320
                                                        34,343
     Accumulated depreciation                          (22,539)          11,804
                                                                      $  14,511

Liabilities and Partners' Deficit
 Accounts payable                                                     $      66
 Tenants' security deposits payable                                         170
 Accrued property taxes                                                     740
 Other liabilities                                                          207
 Notes payable                                                           23,964

Partners' Deficit:
 Limited partners' (48,049 units issued
   and outstanding                                   $ (10,350)
 General partners'                                        (286)         (10,636)
                                                                      $  14,511

                 See Notes to Consolidated Financial Statements


b)                         NATIONAL PROPERTY INVESTORS III

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)



                                                    Three Months Ended
                                                         March 31,
                                                    1997            1996
Revenues:
  Rental income                                  $  2,012       $  1,837
  Other income                                         76             69
    Total revenues                                  2,088          1,906
Expenses:
  Operating                                         1,023            916
  Interest                                            500            537
  Depreciation                                        315            309
  General and administrative                           38             72
    Total expenses                                  1,876          1,834

Net income                                       $    212       $     72

Net income allocated to general partners (1%)    $      2       $      1
Net income allocated to limited partners (99%)        210             71
Net income                                       $    212       $     72

Net income per limited partnership unit          $   4.37       $   1.49


                  See Notes to Consolidated Financial Statements


 c)                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Limited      General       Limited
                                  Partnership   Partners'     Partners'        Total
                                     Units       Deficit       Deficit        Deficit
Original capital contributions     48,049      $     1      $  24,025      $  24,026

Partners' deficit at
 December 31, 1996                 48,049      $  (288)     $ (10,560)     $ (10,848)

Net income for the three months
 ended March 31, 1997                  --            2            210            212

Partners' deficit at
 March 31, 1997                    48,049      $  (286)     $ (10,350)     $ (10,636)

                See Notes to Consolidated Financial Statements

d)                        NATIONAL PROPERTY INVESTORS III

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             1997            1996
Cash flows from operating activities:
  Net income                                             $    212        $     72
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                               315             309
   Amortization of loan costs                                  17              13
  Change in accounts:
   Receivables and deposits                                  (134)           (412)
   Other assets                                               (34)              1
   Accounts payable                                          (231)           (185)
   Tenants' security deposits payable                           1              --
   Accrued property taxes                                     186             165
   Other liabilities                                          (36)            434

       Net cash provided by operating activities              296             397

Cash flows from investing activities:
   Deposits to restricted escrows                             (49)            (88)
   Property improvements and replacements                     (88)            (53)

       Net cash used in investing activities                 (137)           (141)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (34)           (161)
   Loan costs                                                 (15)             --

        Net cash used in financing activities                 (49)           (161)

Net increase in cash and cash equivalents                     110              95

Cash and cash equivalents at beginning of period              964             921

Cash and cash equivalents at end of period               $  1,074        $  1,016

Supplemental information:
  Cash paid for interest                                 $    481        $    663

                   See Notes to Consolidated Financial Statements

e)
                        NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of National Property Investors III (the "Partnership") on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense during the three month periods ended March 31, 1997 and 1996 (dollar amounts in thousands):


                                                    For the Three Months Ended
                                                            March 31,
                                                        1997           1996
Property management fees (included in operating
  expenses)                                             $103             $95
Reimbursement for services of affiliates, including
  approximately $10,000 of construction service
  reimbursements in 1997 (included in investment
  properties, operating expenses and general and
  administrative expenses)                                41              63

For the period from January 19, 1996 to March 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the three month periods ended March 31, 1997 and 1996:


                                            Average Occupancy
Property                                     1997           1996
Lakeside Apartments                          96%             91%
  Lisle, Illinois
Pinetree Apartments                          90%             92%
  Charlotte, North Carolina
Summerwalk Apartments                        99%             91%
  Winter Park, Florida

The Managing General Partner attributes the increase in occupancy at Lakeside and Summerwalk to rent concessions and aggressive marketing efforts.

The Partnership's net income for the three month period ended March 31, 1997, was approximately $212,000 versus net income of $72,000 for the corresponding period of 1996. This increase in net income for the three month period ended March 31, 1997, is primarily attributable to an increase in rental income and a decrease in general and administrative expenses. These changes are partially offset by an increase in operating expenses. The increase in rental income is due to the increase in occupancy at Lakeside and Summerwalk as discussed above. As noted in "Item 1. Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. The decrease in general and administrative expenses during the three month period ended March 31, 1997, is directly attributable to the transition and relocation of the administrative offices during the first quarter of 1996. The increase in operating expense is due to increased utility and maintenance expenses. The increase in utility expense is primarily due to increased water billings at Lakeside Apartments. The increase in maintenance expense is primarily due to plumbing fixtures purchased by Summerwalk Apartments. The amount incurred for major repairs and renovation expense during the three month periods ended March 31, 1997 and 1996, is not significant.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $1,074,000 as compared to approximately $1,016,000 at March 31, 1996. Net cash provided by operations decreased primarily due to the change in timing for collections of receivables and for payments of other liabilities. Net cash used in investing activities remained stable in comparison to the prior year. Net cash used in financing activities decreased primarily due to the refinancing of the mortgage encumbering Lakeside Apartments in the fourth quarter of 1996, which requires interest only payments.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership (see discussion of the Summerwalk Apartments mortgage indebtedness below). The mortgage indebtedness of $23,964,000 is being amortized over varying periods with balloon payments due at maturity at which time the properties will either be refinanced or sold. The Partnership had a balloon payment of approximately $4,582,000 on Summerwalk Apartments due in December 1996. While the loan has not been formally extended, the Partnership continues to pay debt service to the lender while an extension of the loan or alternative financing is arranged. However, if replacement financing is not found or if the current financing is not extended, it is possible that the Partnership could sell the property or lose the property through foreclosure. If the property is lost through foreclosure, the Partnership would not recognize a loss for financial statement purposes. In connection with the efforts to obtain replacement financing, the Partnership acquired the 10% interest in the property previously held by an unaffiliated third party for $50,000 in January, 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales, property refinancings and the availability of cash reserves. No cash distributions were paid during the first three months of 1997 and 1996.



                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27  Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None were filed during the quarter ended March 31, 1997.



                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           NATIONAL PROPERTY INVESTORS III


                           By:   NPI EQUITY INVESTMENTS, INC.
                                 MANAGING GENERAL PARTNER


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: May 12, 1997