Form 10QSB
period 1997-06-30
NATIONAL PROPERTY INVESTORS III
filed 1997-08-04
CIK 310485

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


                 For the quarterly period ended June 30, 1997


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

              For the transition period from.........to.........


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



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                     NATIONAL PROPERTY INVESTORS III

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                 June 30, 1997



Assets
    Cash and cash equivalents                                         $   1,532
    Receivable and deposits                                                 896
    Other assets                                                            566
    Investment properties:
       Land                                          $   3,023
       Buildings and related personal property          31,571
                                                        34,594
       Accumulated depreciation                        (22,865)          11,729
                                                                      $  14,723

Liabilities and Partners' Deficit

Liabilities
    Accounts payable                                                  $      73
    Tenant security deposits payable                                        173
    Accrued property taxes                                                  621
    Other liabilities                                                       230
    Mortgage notes payable, including
       $4,501 in default                                                 23,929

Partners' Deficit
    Limited partners' (48,049 units issued
      and outstanding                                $ (10,020)
    General partner's                                     (283)         (10,303)
                                                                      $  14,723

          See Accompanying Notes to Consolidated Financial Statements


b)                         NATIONAL PROPERTY INVESTORS III

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended            Six Months Ended
                                        June 30,                     June 30,
                                    1997         1996            1997         1996
Revenues:
  Rental income                  $ 2,044        $ 1,842       $ 4,056        $ 3,679
  Other income                       106             89           182            158
    Total revenues                 2,150          1,931         4,238          3,837

Expenses:
  Operating                          929          1,114         1,952          2,030
  Interest                           498            536           998          1,073
  Depreciation                       326            322           641            631
  General and administrative          64             80           102            152
    Total expenses                 1,817          2,052         3,693          3,886

Net income (loss)                $   333        $  (121)      $   545        $   (49)

Net income (loss) allocated
 to general partner (1%)         $     3        $    (1)      $     5        $    --
Net income (loss) allocated
 to limited partners (99%)           330           (120)          540            (49)
                                 $   333           (121)          545            (49)
Net income (loss) per
 limited partnership unit        $  6.87        $ (2.50)      $ 11.24        $ (1.01)

                See Accompanying Notes to Consolidated Financial Statements


c)                         NATIONAL PROPERTY INVESTORS III

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)


                                    Limited
                                  Partnership   General       Limited
                                     Units      Partner's     Partners'        Total
Original capital contributions     48,049      $     1      $  24,025      $  24,026

Partners' deficit at
 December 31, 1996                 48,049      $  (288)     $ (10,560)     $ (10,848)

Net income for the six months
 ended June 30, 1997                   --            5            540            545

Partners' deficit at
 June 30, 1997                     48,049      $  (283)     $ (10,020)     $ (10,303)

          See Accompanying Notes to Consolidated Financial Statements

d)                        NATIONAL PROPERTY INVESTORS III

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                             1997            1996
Cash flows from operating activities:
  Net income (loss)                                      $    545        $    (49)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation                                               641             631
   Amortization of loan costs                                  37              27
   Change in accounts:
      Receivables and deposits                                (69)           (242)
      Other assets                                            (20)            (73)
      Accounts payable                                       (224)            (55)
      Tenant security deposits payable                          2             (23)
      Accrued property taxes                                   67             186
      Other liabilities                                       (13)             26

       Net cash provided by operating activities              966             428

Cash flows from investing activities:
   Deposits to restricted escrows                             (99)           (166)
   Withdrawals from restricted escrows                        124               7
   Property improvements and replacements                    (339)           (205)

       Net cash used in investing activities                 (314)           (364)

Cash flows from financing activities:
   Mortgage principal payments                                (69)           (290)
   Loan costs                                                 (15)             --

        Net cash used in financing activities                 (84)           (290)

Net increase (decrease) in cash and cash equivalents          568            (226)

Cash and cash equivalents at beginning of period              964             921

Cash and cash equivalents at end of period               $  1,532        $    695

Supplemental information:
  Cash paid for interest                                 $    962        $  1,181

            See Accompanying Notes to Consolidated Financial Statements

e)                      NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1996.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                        For the Six Months Ended
                                                                June 30,
                                                            1997           1996
Property management fees (included in operating
  expenses)                                                $211            $190
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses)                                   68             120

For the period from January 19, 1996 to June 30, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - MORTGAGE NOTE PAYABLE IN DEFAULT

The mortgage encumbering Summerwalk Apartments is currently in default due to the failure of making a balloon payment of approximately $4,582,000 at the December 1996 maturity. The Managing General Partner is in negotiations with the current lender to refinance this indebtedness; however, there can be no assurance that these negotiations will be successful.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the six month periods ended June 30, 1997 and 1996:

                                            Average Occupancy
Property                                     1997           1996
Lakeside Apartments                          97%             90%
  Lisle, Illinois
Pinetree Apartments                          93%             92%
  Charlotte, North Carolina
Summerwalk Apartments                        98%             86%
  Winter Park, Florida

The Managing General Partner attributes the increase in occupancy at Lakeside and Summerwalk to enhanced marketing efforts.

The Partnership realized net income of approximately $333,000 and $545,000 for the three and six month periods ended June 30, 1997, respectively. During the three and six month periods ended June 30, 1996, the Partnership realized net losses of approximately $121,000 and $49,000, respectively. This increase in net income for the three and six month periods ended June 30, 1997, is primarily attributable to an increase in rental income and a decrease in interest and general and administrative expenses. The increase in rental income is due to the increase in occupancy at Lakeside and Summerwalk as discussed above. As noted in "Item 1. Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. The decrease in general and administrative expenses during the three and six month periods ended June 30, 1997, is due to a decrease in reimbursements to affiliates, which is directly attributable to the transition and relocation of the administrative offices during the first quarter of 1996. The decrease in interest expense is primarily due to the refinancing of the mortgage encumbering Lakeside Apartments in the fourth quarter of 1996 at a lower interest rate. Included in operating expense for the six months ended June 30, 1997 and 1996, is approximately $33,000 and $31,000, respectively, of major repairs and maintenance expense comprised primarily of exterior building repairs.

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

At June 30, 1997, the Partnership had unrestricted cash of approximately $1,532,000 as compared to approximately $695,000 at June 30, 1996. Net cash provided by operations increased primarily due to the increase in net income noted above. In addition, cash provided by operations was also affected by a change in timing of collections of receivables. Net cash used in investing activities decreased due to decreased restricted escrow deposits and increased restricted escrow withdrawals offsetting increased property improvement and replacement expenditures. Net cash used in financing activities decreased primarily due to the refinancing of the mortgage encumbering Lakeside Apartments in the fourth quarter of 1996, which requires interest only payments.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership (see discussion of the Summerwalk Apartments mortgage indebtedness below). The mortgage indebtedness of $23,929,000 is being amortized over varying periods with balloon payments due at maturity at which time the properties will either be refinanced or sold. The Partnership is currently in default on its mortgage encumbering Summerwalk Apartments as it failed to make a balloon payment of approximately $4,582,000 at the December 1996 maturity. The Managing General Partner is in negotiations with the current lender to refinance this indebtedness; however, there can be no assurances that these negotiations will be successful. While the loan has not been formally extended, the Partnership continues to pay debt service to the lender while an extension of the loan or alternative financing is arranged. However, if replacement financing is not found or if the current financing is not extended, the Partnership will have to sell the property or risk losing the property through foreclosure. If the property is lost through foreclosure, the Partnership would not recognize a loss for financial statement purposes. In connection with the efforts to obtain replacement financing, the Partnership acquired the 10% interest in the property previously held by an unaffiliated third party for $50,000 in January, 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales, property refinancings and the availability of cash reserves. No cash distributions were paid during the first six months of 1997 or 1996.



                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27  Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None were filed during the quarter ended June 30, 1997.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NATIONAL PROPERTY INVESTORS III


                           By:   NPI EQUITY INVESTMENTS, INC.
                                 Its Managing General Partner


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: August 4, 1997