Form 10QSB
period 1997-09-30
NATIONAL PROPERTY INVESTORS III
filed 1997-10-31
CIK 310485

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1997


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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                     NATIONAL PROPERTY INVESTORS III

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                            September 30, 1997



Assets
 Cash and cash equivalents                                         $   1,464
 Receivable and deposits                                                 916
 Other assets                                                            563
 Investment properties:
    Land                                            $   3,023
    Buildings and related personal property            31,916
                                                       34,939
    Accumulated depreciation                          (23,163)        11,776
                                                                   $  14,719

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                  $     141
 Tenant security deposits payable                                        159
 Accrued property taxes                                                  537
 Other liabilities                                                       233
 Mortgage notes payable                                               23,894

Partners' Deficit
 Limited partners' (48,049 units issued
   and outstanding)                                 $  (9,963)
 General partner's                                       (282)       (10,245)
                                                                   $  14,719


          See Accompanying Notes to Consolidated Financial Statements


b)                         NATIONAL PROPERTY INVESTORS III

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Three Months Ended            Nine Months Ended
                                      September 30,                September 30,
                                   1997           1996           1997          1996
Revenues:
  Rental income                  $ 2,043        $ 1,954        $ 6,099       $ 5,633
  Other income                       105             99            287           257
    Total revenues                 2,148          2,053          6,386         5,890

Expenses:
  Operating                        1,211          1,134          3,163         3,164
  Interest                           499            527          1,497         1,600
  Depreciation                       336            317            977           948
  General and administrative          44             41            146           193
    Total expenses                 2,090          2,019          5,783         5,905

Net income (loss) before
  extraordinary item                  58             34            603           (15)

Extraordinary loss on early
  extinguishment of debt              --            (75)            --           (75)

Net income (loss)                $    58        $   (41)       $   603       $   (90)

Net income (loss) allocated
 to general partner (1%)         $     1        $    (1)       $     6       $    (1)
Net income (loss) allocated
 to limited partners (99%)            57            (40)           597           (89)
                                      58            (41)           603       $   (90)
Net income (loss) per
 limited partnership unit:
  Income (loss) before
    extraordinary item           $  1.19        $   .70        $ 12.42       $  (.31)
  Extraordinary loss                  --          (1.55)            --         (1.54)
Net income (loss) per
  limited partnership unit       $  1.19        $  (.85)       $ 12.42       $ (1.85)

                See Accompanying Notes to Consolidated Financial Statements

c)                         NATIONAL PROPERTY INVESTORS III

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

<caption
                                    Limited
                                  Partnership   General       Limited
                                     Units      Partner's     Partners'        Total
Original capital contributions     48,049       $     1      $  24,025     $  24,026

Partners' deficit at
 December 31, 1996                 48,049       $  (288)     $ (10,560)    $ (10,848)

Net income for the nine months
 ended September 30, 1997              --             6            597           603

Partners' deficit at
 September 30, 1997                48,049       $  (282)     $  (9,963)    $ (10,245)

          See Accompanying Notes to Consolidated Financial Statements

d)                        NATIONAL PROPERTY INVESTORS III

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                             1997            1996
Cash flows from operating activities:
  Net income (loss)                                      $    603        $    (90)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation                                               977             948
   Amortization of loan costs                                  56              41
   Loss on disposal of property                                17              --
   Extraordinary loss on early extinguishment
      of debt                                                  --              75
   Change in accounts:
      Receivables and deposits                                (37)            (43)
      Other assets                                            (35)            (43)
      Accounts payable                                       (156)            (87)
      Tenant security deposits payable                        (12)            (37)
      Accrued property taxes                                  (17)            117
      Other liabilities                                       (10)             52

       Net cash provided by operating activities            1,386             933

Cash flows from investing activities:
   Deposits to restricted escrows                            (162)           (492)
   Withdrawals from restricted escrows                        135             348
   Property improvements and replacements                    (739)           (312)

       Net cash used in investing activities                 (766)           (456)

Cash flows from financing activities:
   Mortgage principal payments                               (104)           (388)
   Repayment of mortgage notes payable                          --         (16,943)
   Proceeds from refinancing                                   --          17,200
   Loan costs                                                 (16)           (386)

        Net cash used in financing activities                (120)           (517)

Net increase (decrease) in cash and cash equivalents          500             (40)

Cash and cash equivalents at beginning of period              964             921

Cash and cash equivalents at end of period               $  1,464        $    881

Supplemental information:
  Cash paid for interest                                 $  1,441        $  1,702

            See Accompanying Notes to Consolidated Financial Statements

e)                      NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"), the sole stockholder of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

On March 29, 1996, an affiliate of Insignia acquired the corporate general partners owning 1% of the subsidiary Partnership which owns the Pinetree Apartments.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the nine month periods ended September 30, 1997 and 1996 (in thousands):

                                                      For the Nine Months Ended
                                                             September 30,
                                                           1997           1996
Property management fees (included in operating
  expenses)                                                $317            $289
Reimbursement for services of affiliates, including
  $41,000 and $1,000 of construction services
  reimbursements in 1997 and 1996, respectively
  (included in investment properties and operating
  and general and administrative expenses)                  143             148

For the period from January 19, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

During the nine months ended September 30, 1996, the Partnership paid approximately $174,000 to affiliates of the Managing General Partner for brokerage fees incurred in connection with the refinancing of Lakeside Apartments (see "Note C"). These charges have been capitalized as loan costs and will be amortized over the life of the loan.

NOTE C - REFINANCING AND EXTRAORDINARY LOSS

On September 30, 1996, the Partnership refinanced the mortgage encumbering Lakeside Apartments on an interim basis. The mortgage was refinanced into a short-term temporary loan at 8% interest. During the fourth quarter of 1996, the Partnership entered into permanent refinancing effective November 1, 1996, with an interest rate equal to 7.33%. Interest on the old mortgage was 8.25%. The refinancing replaced indebtedness of $17,042,000, including accrued interest of approximately $99,000, with a new mortgage in the amount of $17,200,000. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. The prior note was scheduled to mature in August 1999. Total capitalized loan costs were approximately $386,000 at September 30, 1996. The Partnership recognized an extraordinary loss on early extinguishment of debt in the amount of approximately $75,000 due to the write off of unamortized loan costs.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the nine month periods ended September 30, 1997 and 1996:

                                              Average Occupancy
Property                                     1997           1996
Lakeside Apartments                          96%             92%
  Lisle, Illinois
Pinetree Apartments                          94%             92%
  Charlotte, North Carolina
Summerwalk Apartments                        98%             90%
  Winter Park, Florida

The Managing General Partner attributes the increases in occupancy to enhanced marketing efforts.

The Partnership realized net income of approximately $58,000 and $603,000 for the three and nine month periods ended September 30, 1997, respectively. During the three and nine month periods ended September 30, 1996, the Partnership realized net losses of approximately $41,000 and $90,000, respectively.
Included in the net losses for the three and nine month periods ended September 30, 1996, is an extraordinary loss on early extinguishment of debt of approximately $75,000 as discussed in "Item 1. Note C - Refinancing and Extraordinary Loss." This increase in net income for the three and nine month periods ended September 30, 1997, is primarily attributable to an increase in rental income and a decrease in interest expense. The increase in rental income is due to the increase in occupancy and rental rates at the Partnership's properties. The decrease in interest expense is primarily due to the refinancing of the mortgage encumbering Lakeside Apartments in 1996 at a lower interest rate. As noted in "Item 1. Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. The decrease in general and administrative expenses during the nine month period ended September 30, 1997, is primarily due to a decrease in reimbursements to affiliates, which is directly attributable to the transition and relocation of the administrative offices during the first quarter of 1996. Included in operating expense for the nine months ended September 30, 1997 and 1996, is approximately $167,000 and $83,000, respectively, of major repairs and maintenance expense comprised primarily of major landscaping and parking lot repairs at Lakeside Apartments in 1997 and interior and exterior building repairs at all the properties in 1996.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $1,464,000 as compared to approximately $881,000 at September 30, 1996. Net cash provided by operations increased primarily due to the increase in net income, as noted above. Partially offsetting the increase in cash provided by operations was a change in accounts payable and property taxes due to the timing of payments. Net cash used in investing activities increased due to fewer restricted escrow withdrawals combined with increased property improvement and replacement expenditures. Partially offsetting these increases in cash used in investing activities was a decrease in deposits in restricted escrows. Net cash used in financing activities decreased primarily due to a reduction in mortgage principal payments due to the refinancing of the mortgage encumbering Lakeside Apartments in 1996, which requires interest only payments. Also included in cash used in financing activities for the nine months ended September 30, 1997 and 1996, were loan costs incurred with the refinancing of Lakeside.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership (see discussion of the Summerwalk Apartments mortgage indebtedness below). The mortgage indebtedness of $23,894,000 is being amortized over varying periods with balloon payments due at maturity at which time the properties will either be refinanced or sold. The Managing General Partner is in negotiations with the current lender of the Summerwalk mortgage to refinance this indebtedness; however, there can be no assurances that these negotiations will be successful. The loan with an original maturity of December 1996 has been formally extended through December 31, 1997. The Partnership continues to pay debt service to the lender while replacement financing is arranged. However, if replacement financing is not found, the Partnership will have to sell the property or risk losing the property through foreclosure. If the property is lost through foreclosure, the Partnership would not recognize a loss for financial statement purposes. In connection with the efforts to obtain replacement financing, the Partnership acquired the 10% co-tenancy interest in the property previously held by an unaffiliated third party for $50,000 in January, 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales, property refinancings and the availability of cash reserves. No cash distributions were paid during the first nine months of 1997 or 1996.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27  Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None were filed during the quarter ended September 30, 1997.



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

                           Date: October 31, 1997