Form 10KSB/A
period 1996-12-31
NATIONAL PROPERTY INVESTORS III
filed 1998-02-20
CIK 310485

FORM 10-KSB- ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $7,953,000

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

                                    PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (This document amends the Form 10-KSB for the fiscal year ended December 31, 1996, due to an accounting change related to the rental of a laundry room facility which occurred during the fiscal year ended December 31, 1995 for $110,000. The laundry contract began on January 1, 1995, and terminates on December 31, 2005. The contract amount will be recognized on a straight-line basis as rental income over the term of the contract.)

      This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

      The Partnership's net income for the year ended December 31, 1996, was approximately $25,000 versus net income of approximately $145,000 for the year ended December 31, 1995. This change in net income for the year ended December 31, 1996, is primarily attributable to the recognition of an extraordinary loss due to the early extinguishment of debt and an increase in operating expenses. The Partnership recognized an extraordinary loss on the early extinguishment of debt in 1996 as discussed below. This refinancing also resulted in a decrease in interest expense for the year ended December 31, 1996, due to the mortgage being refinanced at a lower interest rate. The increase in operating expense is due primarily to an increase in real estate tax expense at Lakeside. This increase is due to the increase in the property's assessed value by the taxing authority.

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


ITEM 7.     FINANCIAL STATEMENTS

  (This document amends the Form 10-KSB for the fiscal year ended December 31, 1996, due to an accounting change related to the rental of a laundry room facility which occurred during the fiscal year ended December 31, 1995 for $110,000. The laundry contract began on January 1, 1995, and terminates on December 31, 2005. The contract amount will be recognized on a straight-line basis as rental income over the term of the contract.)



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

                                                    /s/Imowitz Koenig & Co., LLP



New York, New York
February 6, 1997

                        NATIONAL PROPERTY INVESTORS III

                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                               December 31, 1996



Assets
  Cash and cash equivalents                                          $      964
  Escrow deposits                                                           127
  Other assets                                                            1,293
  Investment properties:
     Land                                          $     3,023
     Buildings and related personal property            31,232
                                                        34,255
     Less accumulated depreciation                     (22,224)          12,031
                                                                     $   14,415

Liabilities and Partners' Deficit

Liabilities
  Accounts payable and accrued expenses                              $   1,184
  Tenants' security deposits payable                                       171
  Mortgages payable                                                     23,998

Partners' Deficit:
  Limited partners' (48,049 units issued
     and outstanding)                              $   (10,649)
  General partner's                                       (289)        (10,938)
                                                                     $  14,415



          See Accompanying Notes to Consolidated Financial Statements

                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)




                                                        Years Ended December 31,
                                                             1996        1995
Revenues:
  Rental income                                          $   7,617   $   7,531
  Other income                                                 336         318
Total revenues                                               7,953       7,849

Expenses:
  Operating expenses                                         4,215       4,014
  Interest                                                   2,113       2,178
  Depreciation                                               1,288       1,289
  General and administrative                                   237         223

   Total expenses                                            7,853       7,704

Income before extraordinary item                               100         145

Extraordinary loss on extinguishment of debt                   (75)         --

Net income                                               $      25   $     145

Net income allocated to general partner                  $      --   $       1
Net income allocated to limited partners                        25         144
                                                         $      25   $     145

Net income per limited partnership unit:
   Income before extraordinary item                      $    2.07   $    3.00
   Extraordinary loss                                        (1.55)         --
   Net income                                            $     .52   $    3.00

          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                           (in thousands, except unit data)




                                    Limited      General       Limited
                                  Partnership   Partner's     Partners'        Total
                                     Units       Deficit       Deficit        Deficit
Original capital contributions     48,049      $      1     $   24,025     $   24,026

Partners' deficit at
 December 31, 1994                 48,049      $   (290)    $  (10,818)    $  (11,108)

Net income for the year ended
 December 31, 1995                     --             1            144            145

Partners' deficit at
 December 31, 1995                 48,049          (289)       (10,674)       (10,963)

Net income for the year ended
 December 31, 1996                     --            --             25             25

Partners' deficit at
 December 31, 1996                 48,049      $   (289)    $  (10,649)    $  (10,938)

          See Accompanying Notes to Consolidated Financial Statements

                        NATIONAL PROPERTY INVESTORS III

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)



                                                          Years ended December 31,
                                                             1996            1995
Cash flows from operating activities:
  Net income                                             $     25        $    145
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                             1,288           1,289
   Amortization of mortgage costs                              51              54
   Extraordinary loss on extinguishment of debt                75              --
    Change in accounts:
      Escrow deposits                                         163             (92)
      Other assets                                           (265)            210
      Accounts payable and accrued expenses                   367              89
      Tenant security deposit payable                         (42)             14
        Net cash provided by operating activities           1,662           1,709

Cash flows from investing activities:
   Deposits to restricted escrows                            (574)           (280)
   Receipts from restricted escrows                           341             143
   Property improvements and replacements                    (806)           (368)
        Net cash used in investing activities              (1,039)           (505)

Cash flows from financing activities:
   Mortgage principal payments                               (420)           (488)
   Repayment of mortgage note payable                     (16,943)             --
   Proceeds from refinancing                               17,200              --
   Loan costs                                                (417)             --
        Net cash used in financing activities                (580)           (488)

Net increase in cash and cash equivalents                      43             716

Cash and cash equivalents at beginning of period              921             205

Cash and cash equivalents at end of period               $    964        $    921

Supplemental information:
  Cash paid for interest                                 $  2,081        $  2,124

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



NOTE F - INCOME TAXES
(Dollar amounts in thousands)

     The Partnership files its tax returns on an accrual basis. A reconciliation of net income from the consolidated financial statements to the net taxable income to partners is as follows:

                                               Years Ended
                                               December 31,
                                             1996       1995
Net income per consolidated
 financial statements                      $    25   $    145
Difference between income and
 expenses for consolidated
  financial statement and tax
    reporting                                   42        110
Difference between tax depreciation
 and consolidated financial statement
  deprecation                                  243         95
Net taxable income to partners             $   310   $    350
Federal taxable income per limited
  partnership unit                         $  6.40   $   7.21

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):

                                                 1996

Partners' deficit as reported               $  (10,938)
 Land and buildings                                 25
 Accumulated depreciation                         (220)
 Syndication and distribution costs              2,727
 Prepaid rent                                       45
 Other                                              86
Partners' deficit-Federal tax basis         $   (8,275)



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


                         Date: February 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Signature/Name                Title                         Date

/s/ William H. Jarrard, Jr.   President and                 February 20, 1998
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta             Vice President and            February 20, 1998
Ronald Uretta                 Treasurer