Form 10KSB
period 1997-12-31
NATIONAL PROPERTY INVESTORS III
filed 1998-03-26
CIK 310485

FORM 10-KSB- ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $8,578,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25 million.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE



                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

National Property Investors III (the "Partnership or the "Registrant") is a California limited partnership formed as of February 1, 1979. The Partnership is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc. (the "Managing General Partner or "NPI Equity"), a Florida corporation, became the Partnership's general partner on June 21, 1991, succeeding NPI Management Corp. (the "Prior Managing General Partner"). The Managing General Partner was a wholly owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust.

Reference is made to the Prospectus of the Partnership dated October 24, 1979, as supplemented by Supplements dated January 24, 1980, April 24, 1980, July 16, 1980, September 3, 1980, October 2, 1980, and October 16, 1980, which have been filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933, as amended, all of which are incorporated herein by reference. The Prospectus was filed as part of the Partnership's Registration Statement pursuant to which 66,000 units of Limited Partnership Interest (the "Units") were registered. The Partnership sold 48,049 units aggregating $24,024,500. The general partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. As of December 24, 1980, the Partnership had invested all the net proceeds available for investment in six apartment complexes, three of which have been disposed of at foreclosure sales.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides day-to-day management services to the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area, including properties owned and/or managed by affiliates of the Partnership.
Such competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Changes in Control

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI. See "Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act" for information on the directors and executive officers of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

The Tender Offer

On January 19, 1996, DeForest Ventures II L.P., the entity which tendered for units of the Partnership in 1994 and 1995, and certain of its affiliates sold the units then held by them (21,340 units representing approximately 44% of the total outstanding units at such time) to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Insignia LLC subsequently transferred these units to Insignia Properties L.P. ("IPLP"). As a result, IPLP could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP has agreed for the benefit of non-tendering unit holders, that it will vote its Units acquired on January 19, 1996: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investment in properties.


                              Date of          Type of
Property                      Purchase         Ownership                  Use
Pinetree Apartments           7/1/80    Fee ownership, subject to a       Apartment-
 Charlotte, North Carolina              first deed of trust.               220 units

Lakeside Apartments           12/18/80  Fee ownership, subject to a       Apartment-
 Lisle, Illinois                        first deed of trust.               568 units

Summerwalk Apartments (1)     12/24/80  Fee ownership, subject to a       Apartment-
 Winter Park, Florida                   first deed of trust.              304 units

(1) The Partnership acquired the co-tenant's 10% interest in the property in January, 1997, for $50,000.


SCHEDULE OF PROPERTIES (IN THOUSANDS):

                           Gross
                         Carrying   Accumulated                            Federal
Property                   Value    Depreciation      Rate      Method    Tax Basis
Pinetree Apartments      $ 6,208      $ 4,232     5-27.5 yrs.     SL      $ 1,923
Lakeside Apartments       21,597       14,165     5-27.5 yrs.     SL        7,572
Summerwalk Apartments      7,679        5,112     5-27.5 yrs.     SL        2,421
                         $35,484      $23,509                             $11,916

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGE (IN THOUSANDS):


                            Principal                                     Principal
                            Balance At                                     Balance
                           December 31,  Interest    Period    Maturity     Due At
Property                       1997        Rate     Amortized    Date      Maturity
Pinetree Apartments        $  2,214        9.87%     25 yrs.   7/01/01    $ 2,090

Lakeside Apartments          17,200        7.33%       (1)    11/01/03     17,200

Summerwalk Apartments         5,000        7.13%     30 yrs.   1/01/08      4,312
                           $ 24,414

(1)  Monthly payments are interest only.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity.

On December 23, 1997, the Partnership refinanced the mortgage encumbering Summerwalk Apartments. The refinancing replaced indebtedness of $4,443,000 with a new first mortgage in the amount of $5,000,000. The mortgage was refinanced at a rate equal to 7.13% and matures on January 1, 2008, with a balloon payment of approximately $4,312,000 due to maturity. The previous mortgage had an interest rate of 9.75% and had matured on September 1, 1996. Total capitalized loan costs were approximately $190,000 during the year ended December 31, 1997. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Summerwalk to a newly formed subsidiary, Summerwalk NPI III, L.P.

On November 15, 1996, the Partnership refinanced the mortgage encumbering Lakeside Apartments. The refinancing replaced indebtedness of $16,943,000, with a new mortgage in the amount of $17,200,000. The mortgage was refinanced at a rate equal to 7.33%, compared to the prior rate of 8.25%. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. The prior note was scheduled to mature in August of 1999. Total capitalized loan costs were approximately $417,000 during the year ended December 31, 1996. Total capitalized loan costs were approximately $14,000 during the year ended December 31, 1997. The Partnership recognized an extraordinary loss on early extinguishment of debt in the amount of approximately $75,000 due to the write off of unamortized loan costs.

SCHEDULE OF RENTAL RATES AND OCCUPANCY


                                     Average Annual           Average Annual
                                      Rental Rates              Occupancy
Property                            1997          1996        1997     1996

Pinetree Apartments            $6,432/unit   $6,092/unit      94%       91%

Lakeside Apartments             9,294/unit    9,042/unit      96%       93%

Summerwalk Apartments           6,187/unit    6,032/unit      98%       92%

The Managing General Partner attributes the increases in occupancy to enhanced marketing efforts and increased curbside appeal.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. All of the lease terms are for one year or less. No individual tenant occupies 10% or more of the available rental space.

Real estate taxes (in thousands) and rates in 1997 for each property were:


                                         1997             1997
                                        Billing           Rate

        Pinetree Apartments           $   59             1.4%
        Lakeside Apartments              521             7.1%
        Summerwalk Apartments            104             1.9%


ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not routine in nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                    PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Partnership, a publicly-held limited partnership, sold 48,049 Limited Partnership Units aggregating $24,025,000. As of January 1, 1998, the Partnership currently has 48,049 units outstanding held by 1,813 limited partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

No distributions were made during the years ended December 31, 1997 and 1996. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for a discussion of the Partnership's financial ability to make distributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1997, was approximately $934,000 versus approximately $25,000 for the year ended December 31, 1996. This increase in net income for the year ended December 31, 1997, is primarily attributable to increases in rental and other income and decreases in general and administrative, interest and property tax expenses. In addition, the Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $75,000 in 1996 as discussed below. The increase in rental income is due to the increase in occupancy and rental rates at the Partnership's properties. The increase in other income is primarily due to an increase in pet fees at Lakeside and an increase in lease cancellation fees at Summerwalk. The Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. The decrease in general and administrative expenses during the twelve month period ended December 31, 1997, is primarily due to a decrease in reimbursements to affiliates, which is directly attributable to the transition and relocation of the administrative offices during the first quarter of 1996. The decrease in interest expense is primarily due to the refinancing of the mortgage encumbering Lakeside Apartments in 1996 at a lower interest rate. The decrease in property tax expense is primarily due to an underestimate of accrued taxes at December 31, 1995, due to the timing of the receipt of the tax bills for Lakeside. As a result, these taxes were expensed when paid in 1996. Included in operating expense for 1997 is approximately $217,000 of major repairs and maintenance comprised primarily of landscaping, exterior building repairs, and parking lot repairs. Included in operating expense for 1996 is approximately $152,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping.

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

Capital Resources and Liquidity

At December 31, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $1,508,000 as compared to approximately $964,000 at December 31, 1996 and cash equivalents. The net increase in cash and cash equivalents for the year ended December 31, 1997, was approximately $544,000 as compared to approximately $43,000 for the year ended December 31, 1996. Net cash provided by operating activities increased primarily due to an increase in rental income and a decrease in interest expense, as discussed above. This increase was partially offset by an increase in cash used for accounts payable due to the timing of payments. Net cash used in investing activities increased due to an increase in property improvements and replacements as well as the acquisition of the 10% interest in Summerwalk previously held by an unaffiliated third party. Net cash provided by financing activities increased due to a reduction in mortgage principal payments due to the refinancing of the mortgage encumbering Lakeside in 1996, which requires interest only payments. This increase is also due to higher net proceeds from the refinancing of Summerwalk in 1997 as compared to the refinancing of Lakeside in 1996.

The Managing General Partner has made available to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

On December 23, 1997, the Partnership refinanced the mortgage encumbering Summerwalk Apartments. The refinancing replaced indebtedness of $4,443,000 with a new first mortgage in the amount of $5,000,000. The mortgage was refinanced at a rate equal to 7.13% and matures on January 1, 2008, with a balloon payment of approximately $4,312,000. The previous mortgage had an interest rate of 9.75% and had matured on September 1, 1996. Total capitalized loan costs were approximately $190,000. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Summerwalk to a newly formed subsidiary, Summerwalk NPI III, L.P.

On November 15, 1996, the Partnership refinanced the mortgage encumbering Lakeside Apartments. The refinancing replaced indebtedness of $16,943,000 with a new mortgage in the amount of $17,200,000. The mortgage was refinanced at a rate equal to 7.33%, compared to the prior rate of 8.25%. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. The prior note was scheduled to mature in August of 1999. Total capitalized loan costs were approximately $431,000. The Partnership recognized an extraordinary loss on early extinguishment of debt in the amount of approximately $75,000 due to the write off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $24,414,000 is being amortized over varying periods with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, property refinancings and the availability of cash reserves. No cash distributions were paid during the years ended December 31, 1997 and 1996.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7.     FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS III

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

  Consolidated Statements of Changes in Partners' Deficit - Years ended
    December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

  Notes to Consolidated Financial Statements



                          Independent Auditors' Report


To The Partners
National Property Investors III
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of National Property Investors III, (a limited partnership) (the "Partnership") and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note F to the consolidated financial statements, in 1996 the Partnership corrected its accounting for the rental of a laundry room facility, effective January 1, 1995.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III and its subsidiaries, as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                    /s/Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants


New York, New York
January 17, 1998

                        NATIONAL PROPERTY INVESTORS III

                          CONSOLIDATED BALANCE SHEET

                               December 31, 1997
                       (in thousands, except unit data)


Assets
  Cash and cash equivalents                                          $    1,508
  Receivables and deposits                                                  624
  Restricted escrows                                                        760
  Other assets                                                              636
  Investment properties (Notes A and D):
    Land                                            $    3,023
    Buildings and related personal property             32,461
                                                        35,484
    Less accumulated depreciation                      (23,509)          11,975
                                                                     $   15,503

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                   $      34
  Tenant security deposits payable                                         158
  Accrued property taxes                                                   606
  Other liabilities                                                        295
  Mortgage notes payable (Note C)                                       24,414

Partners' Deficit
  Limited partners' (48,049 units issued
     and outstanding)                               $   (9,724)
  General partner's                                       (280)        (10,004)
                                                                     $  15,503

          See Accompanying Notes to Consolidated Financial Statements

                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                         Years Ended December 31,
                                                            1997         1996
Revenues:
  Rental income                                          $   8,177    $   7,617
  Other income                                                 401          336
     Total revenues                                          8,578        7,953

Expenses:
  Operating                                                  3,456        3,390
  General and administrative                                   199          237
  Depreciation                                               1,323        1,288
  Interest                                                   2,002        2,113
  Property taxes                                               664          825
   Total expenses                                            7,644        7,853

Income before extraordinary item                               934          100

Extraordinary loss on early extinguishment
   of debt (Note C)                                             --          (75)

Net income                                               $     934    $      25

Net income allocated to general partner (1%)             $       9    $      --

Net income allocated to limited partners (99%)                 925           25
                                                         $     934    $      25
Net income per limited partnership unit:
   Income before extraordinary item                      $   19.25    $    2.07
   Extraordinary loss                                           --        (1.55)
   Net income                                            $   19.25    $     .52

          See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                           (in thousands, except unit data)


                                    Limited
                                  Partnership    General       Limited
                                     Units      Partner's     Partners'        Total
Original capital contributions     48,049      $      1     $   24,025     $   24,026

Partners' deficit at
 December 31, 1995                 48,049      $   (289)    $  (10,674)    $  (10,963)

Net income for the year ended
 December 31, 1996                     --            --             25             25

Partners' deficit at
 December 31, 1996                 48,049          (289)       (10,649)       (10,938)

Net income for the year ended
 December 31, 1997                     --             9            925            934

Partners' deficit at
 December 31, 1997                 48,049      $   (280)    $   (9,724)    $  (10,004)

          See Accompanying Notes to Consolidated Financial Statements

                        NATIONAL PROPERTY INVESTORS III

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                          Years ended December 31,
                                                             1997            1996
Cash flows from operating activities:
  Net income                                             $    934        $     25
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                             1,323           1,288
   Amortization of loan costs                                  74              51
   Loss on disposal of property                                17              --
   Extraordinary loss on early extinguishment
       of debt                                                 --              75
   Change in accounts:
      Receivables and deposits                               (234)            (45)
      Other assets                                             62             (57)
      Accounts payable                                       (263)            185
      Tenant security deposit payable                         (13)            (42)
      Accrued property taxes                                   52             127
      Other liabilities                                       (38)             55

        Net cash provided by operating activities           1,914           1,662

Cash flows from investing activities:
  Net deposits to restricted escrows                         (298)           (233)
  Buyout of Summerwalk co-tenant                              (50)             --
  Property improvements and replacements                   (1,234)           (806)

        Net cash used in investing activities              (1,582)         (1,039)

Cash flows from financing activities:
  Mortgage principal payments                                (141)           (420)
  Repayment of mortgage note payable                       (4,443)        (16,943)
  Proceeds from mortgage note payable                       5,000          17,200
  Loan costs                                                 (204)           (417)

        Net cash provided by (used in) in
             financing activities                             212            (580)

Net increase in cash and cash equivalents                     544              43

Cash and cash equivalents at beginning of period              964             921

Cash and cash equivalents at end of period               $  1,508        $    964

Supplemental disclosure on cash flow information:
  Cash paid for interest                                 $  1,964        $  2,081

             See Accompanying Notes to Consolidated Financial Statements

                        NATIONAL PROPERTY INVESTORS III

                   Notes to Consolidated Financial Statements

                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

National Property Investors III (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Laws of California as of February 1, 1979, for the purpose of acquiring and operating income-producing residential real estate. The Partnership currently owns garden apartments in Charlotte, North Carolina, Lisle, Illinois and Winter Park, Florida. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Partnership will terminate on December 31, 2005, or sooner, in accordance with the terms of the Partnership Agreement. A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500. In addition, the general partner contributed a total of $1,000 to the Partnership.

Principles of Consolidation:

The Partnership's financial statements include the accounts of National Pinetree, LP, of which the Partnership owns a 99% interest, and of Summerwalk NPI III, LP, of which the Partnership owns a 99.9% interest. The Partnership has the ability to control the major operating and financial policies of these partnerships. All intercompany transactions have been eliminated.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from leasees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property ranging from 5 to 27.5 years.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Advertising Costs:

Advertising costs of approximately $131,000 in 1997 and approximately $155,000 in 1996 were charged to expense as incurred and are included in operating expenses.

Loan Costs:

Loan costs of approximately $705,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1997, accumulated amortization is approximately $112,000. Amortization of loan costs is included in interest expense.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance. Due to significant prepayment penalties associated with portions of the debt, it would not be beneficial to the Partnership to refinance those obligations.

Allocation of Income, Loss and Distributions:

Net income, loss and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the twelve month periods ended December 31, 1997 and 1996 (in thousands):


                                                         1997        1996
Property management fees (included in operating
  expenses)                                             $  423     $  392
Reimbursement for services of affiliates, including
  $61,000 and $19,000 of construction services
  reimbursements in 1997 and 1996, respectively
  (included in investment properties, and operating
  and general and administrative expenses)                 204        198


During the year ended December 31, 1996, the Partnership paid approximately $174,000 to affiliates of the Managing General Partner for brokerage fees incurred in connection with the November 15, 1996, refinancing of Lakeside Apartments (see "Note C"). These charges have been capitalized as loan costs and will be amortized over the life of the loan.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NPI Equity is entitled to receive 1% of distributions of cash from operations and an allocation of 1% of the net income or loss of the Partnership.

Upon sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.


NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):

                   Principal       Monthly                               Principal
                  Balance At       Payment       Stated                   Balance
                 December 31,     Including     Interest    Maturity      Due At
Property             1997         Interest        Rate        Date       Maturity
Lakeside         $  17,200       $ 105 (1)      7.33%     11/01/03      $ 17,200
Pinetree             2,214          21          9.87%      7/01/01         2,090
Summerwalk           5,000          34          7.13%      1/01/08         4,312
                 $  24,414       $ 160

(1)  Amount is interest only.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity.

On December 23, 1997, the Partnership refinanced the mortgage encumbering Summerwalk Apartments. The refinancing replaced indebtedness of $4,443,000 with a new first mortgage in the amount of $5,000,000. The mortgage was refinanced at a rate equal to 7.13% and matures on January 1, 2008, with a balloon payment of approximately $4,312,000 due at maturity. The previous mortgage had an interest rate of 9.75% and had matured on September 1, 1996. Total capitalized loan costs were approximately $190,000 during the year ended December 31, 1997. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Summerwalk to a newly formed subsidiary, Summerwalk NPI III, L.P.

On November 15, 1996, the Partnership refinanced the mortgage encumbering Lakeside Apartments. The refinancing replaced indebtedness of $16,943,000 with a new mortgage in the amount of $17,200,000. The mortgage was refinanced at a rate equal to 7.33%, compared to the prior rate of 8.25%. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. The prior note was scheduled to mature in August of 1999. Total capitalized loan costs were approximately $417,000 during the year ended December 31, 1996. Total capitalized loan costs were approximately $14,000 during the year ended December 31, 1997. The Partnership recognized an extraordinary loss on early extinguishment of debt in the amount of approximately $75,000 due to the write off of unamortized loan costs.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):

                        1998          $      76
                        1999                 87
                        2000                 95
                        2001              2,172
                        2002                 65
                     Thereafter          21,919
                                      $  24,414



NOTE D - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                              Initial Cost
                                             To Partnership

                                                    Buildings      Net Costs
                                                   and Related    Capitalized
                                                     Personal    Subsequent to
Description              Encumbrances     Land       Property     Acquisition

Lakeside                 $  17,200    $  2,087     $ 15,363        $  4,147
Pinetree                     2,214         493        3,873           1,842
Summerwalk                   5,000         427        6,347             905
                         $  24,414    $  3,007     $ 25,583        $  6,894


                 Gross Amount at Which Carried
                     At December 31, 1997
                          Buildings            Accumu-                         Deprec-
                         And Related            lated     Year Of   Date Of     iable
                           Personal            Deprec-   Construc-   Acqu-      Life-
 Description     Land      Property    Total    iation     tion     sition      Years
Lakeside      $ 2,093    $  19,504   $21,597  $14,165    1973/1975   12/80   5-27.5 yrs.
Pinetree          499        5,709     6,208    4,232      1974       7/80   5-27.5 yrs.
Summerwalk        431        7,248     7,679    5,112      1974      12/80   5-27.5 yrs.
              $ 3,023    $  32,461   $35,484  $23,509

Reconciliation of Investment Properties and Accumulated Depreciation:

                                                      December 31,
                                                   1997           1996
Investment Properties
Balance at beginning of year                   $ 34,255         $ 33,449
   Disposal of property                             (55)              --
  Buyout of Summerwalk co-tenant                     50               --
  Property improvements                           1,234              806

Balance at end of year                         $ 35,484         $ 34,255


Accumulated Depreciation
Balance at beginning of year                  $ 22,224          $ 20,936
   Disposal of property                            (38)               --
  Additions charged to expense                   1,323             1,288

Balance at end of year                        $ 23,509          $ 22,224


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $35,529,000 and $34,230,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $23,613,000 and $18,400,000, respectively.

In January 1997, the Partnership acquired the 10% interest in Summerwalk previously held by an unaffiliated third party for $50,000. This amount has been accounted for as an increase in the Partnership's investment in the property.


NOTE E - INCOME TAXES (IN THOUSANDS, EXCEPT UNIT DATA)

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net income from the consolidated financial statements to the net taxable income to partners is as follows:

                                        Years Ended December 31,
                                             1997       1996

Net income as reported                     $   934    $    25
Difference between income and
 expenses for the consolidated
  financial statements and tax
    reporting                                   11         42
Depreciation differences                       156        243
Federal taxable income                     $ 1,101    $   310

Federal taxable income per limited
  partnership unit                         $ 22.68    $  6.39

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

                                                 1997

Net liabilities as reported                 $  (10,004)
 Land and buildings                                 95
 Accumulated depreciation                         (101)
 Syndication and distribution costs              2,727
 Prepaid rent                                       35
 Other                                              74
Net liabilities-Federal tax basis           $   (7,174)



NOTE F - CORRECTION OF AN ERROR

The Partnership has corrected its accounting for the rental of the laundry room facility at Lakeside which began January 1, 1995, and terminates December 31, 2005. The initial payment of $110,000 is being recognized on a straight-line basis and is included in rental income. The full amount of the initial payment had previously been recognized as other income for the year ended December 31, 1995. The effect on the consolidated statement of operations for the year ended December 31, 1996, was an increase in income before extraordinary item and net income of $10,000. The effect on net income per limited partnership unit for the same period was an increase in income before extraordinary item and net income of $0.21. The effect on the consolidated statement of operations for the year ended December 31, 1995, was a decrease in net income of $100,000. The effect on net income per limited partnership unit for the same period was a decrease in net income of $2.05.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


National Property Investors III (the "Partnership") has no officers or directors. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. NPI Equity was a wholly owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. As of January 29, 1998, the names, ages and positions held by executive officers and directors of NPI Equity are as follows:

    Name                           Age                     Position

William H. Jarrard, Jr.             51                   President and Director

Ronald Uretta                       41                   Vice President and
                                                         Treasurer

Martha L. Long                      38                   Controller

Robert D. Long, Jr.                 30                   Vice President

Daniel M. LeBey                     32                   Vice President and
                                                         Secretary

Kelley M. Buechler                  40                   Assistant Secretary


William H. Jarrard, Jr. has been President and Director of the Managing General Partner since January 1996. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

No family relationships exist among any of the officers or directors of the Managing General Partner.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described below in "Item 12. Certain Relationships and Related Transactions".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of NPI Equity's directors and by all directors and executive officers of NPI Equity as a group as of January 1, 1998.

Name and address of           Amount and nature of
Beneficial Owner              Beneficial Ownership          % of Class

Insignia Properties, LP            21,460                      44.7
One Insignia Financial Plaza
Greenville, SC 29602

All directors and                      --                       --
executive officers as a group
(six persons)

As a result of its ownership of 21,460 limited partnership units, Insignia Properties, L.P. ("IPLP") could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II LP, from whom IPLP acquired its Units, had agreed for the benefit of non-tendering unit holders, that it would vote its Units acquired on January 19, 1996, (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

There are no arrangements known to the Partnership, the operation of which may at a subsequent date, result in a change in control of the Partnership.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


No transactions have occurred between the Partnership and any officer or director of the Managing General Partner.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of NPI Equity and NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the twelve month periods ended December 31, 1997 and 1996 (in thousands):


                                                          1997        1996

Property management fees                                $  423      $  392
Reimbursement for services of affiliates, including
  $61,000 and $19,000 of construction services
  reimbursements in 1997 and 1996, respectively            204         198

During the year ended December 31, 1996, the Partnership paid approximately $174,000 to affiliates of the Managing General Partner for brokerage fees incurred in connection with the November 15, 1996, refinancing of Lakeside Apartments.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NPI Equity is entitled to receive 1% of distributions of cash from operations and an allocation of 1% of the net income or loss of the Partnership.

Upon sale of the Partnership properties, NPI Equity will be entitled to an Inventive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds
of an amount equal to their appraised   investment in the Partnership at
February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

At December 31, 1997, an affiliate of Insignia owned approximately 44.7% of the limited partnership units of the Partnership, as discussed in "Item 11. Security Ownership of Certain Beneficial Owners and Management" above.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   See Exhibit Index contained herein.

(b)   Reports on Form 8-K during the fourth quarter of 1997: None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         NATIONAL PROPERTY INVESTORS III


                         By:  NPI EQUITY INVESTMENTS, INC.
                              Its Managing General Partner

                         By:  /s/ William H. Jarrard, Jr.
                              William H. Jarrard, Jr.
                              President and Director

                         Date: March 25, 1998

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature/Name                Title                    Date

/s/ William H. Jarrard, Jr.   President and       March 25, 1998
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta             Vice President and  March 25, 1998
Ronald Uretta                 Treasurer



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

10.1 Form of Property Management Agreement dated June 21, 1991, by and between the Partnership and NPI Management with respect to each of the Partnership's properties, incorporated by reference to
               Exhibit 10.6 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

10.2 Mortgage Note dated June 30, 1994, made by National Pinetree Limited Partnership for the benefit of Main America Capital, L.C. in the original principal balance of $2,300,000, incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

10.3 Deed of Trust and Security Agreement among National Pinetree Limited Partnership, as borrower, and Main America Capital L.C., as beneficiary, dated June 30, 1994, incorporated by reference to
               Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

10.4 Multifamily Note dated September 30, 1996, by and between the Partnership and Lehman Brothers Holding, Inc. for Lakeside Apartments incorporated by reference to Exhibit 10.14 to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.5 Multifamily Note dated November 1, 1996, by and between the Partnership and Lehman Brothers Holding, Inc. for Lakeside Apartments incorporated by reference to Exhibit 10.15 to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.6 Multifamily Note dated December 23, 1997, by and between Summerwalk NPI III, L.P. and Collateral Mortgage, Ltd. for Summerwalk Apartments incorporated by reference to Exhibit 10.16 to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.7 Addendum to Multifamily Note dated December 23, 1997, by and between Summerwalk NPI III, L.P. and Collateral Mortgage, Ltd. for Summerwalk Apartments incorporated by reference to Exhibit
               10.17 to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1997.

27             Financial Data Schedule.