Form 10QSB
period 1998-03-31
NATIONAL PROPERTY INVESTORS III
filed 1998-05-12
CIK 310485

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


                For the quarterly period ended March 31, 1998


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

                                (864) 239-1000
                           (Issuer's phone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X .  No   .

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)
                        NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
 Cash and cash equivalents                                     $   2,137
 Receivables and deposits                                            662
 Restricted escrows                                                  843
 Other assets                                                        598
 Investment properties:
    Land                                         $   3,023
    Buildings and related personal property         32,552
                                                    35,575
    Accumulated depreciation                       (23,842)       11,733
                                                               $  15,973

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                              $      68
 Tenant security deposit liabilities                                 160
 Accrued property taxes                                              733
 Other liabilities                                                   295
 Mortgage notes payable                                           24,398

Partners' Deficit
 General partner's                               $    (277)
 Limited partners' (48,049 units issued
   and outstanding)                                 (9,404)       (9,681)
                                                               $  15,973



          See Accompanying Notes to Consolidated Financial Statements


b)
                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                       Three Months Ended
                                                            March 31,
                                                        1998         1997
Revenues:
  Rental income                                       $ 2,022      $ 2,001
  Other income                                            131           79
    Total revenues                                      2,153        2,080

Expenses:
  Operating                                               772          826
  General and administrative                               76           38
  Depreciation                                            333          315
  Interest                                                468          500
  Property taxes                                          181          186
    Total expenses                                      1,830        1,865

Net income                                            $   323      $   215

Net income allocated to general partner (1%)          $     3      $     2
Net income allocated to limited partners (99%)            320          213
                                                      $   323      $   215

Net income per limited partnership unit               $  6.66      $  4.43


           See Accompanying Notes to Consolidated Financial Statements


c)
                         NATIONAL PROPERTY INVESTORS III

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited
                                  Partnership    General       Limited
                                     Units       Partner      Partners         Total
Original capital contributions     48,049       $     1      $  24,025     $  24,026

Partners' deficit at
 December 31, 1997                 48,049       $  (280)     $  (9,724)    $ (10,004)

Net income for the three months
 ended March 31, 1998                  --             3            320           323

Partners' deficit at
 March 31, 1998                    48,049       $  (277)     $  (9,404)    $  (9,681)

          See Accompanying Notes to Consolidated Financial Statements



d)
                        NATIONAL PROPERTY INVESTORS III
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Three Months Ended
                                                             March 31,
                                                         1998         1997
Cash flows from operating activities:
  Net income                                          $    323     $    215
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                            333          315
   Amortization of loan costs                               17           17
   Change in accounts:
      Receivables and deposits                             (38)        (134)
      Other assets                                          21          (32)
      Account payable                                       34         (231)
      Tenant security deposit liabilities                    2           (1)
      Accrued property taxes                               127          186
      Other liabilities                                     --          (39)

       Net cash provided by operating activities           819          296

Cash flows from investing activities:
  Property improvements and replacements                   (91)         (88)
  Net deposits to restricted escrows                       (83)         (49)

       Net cash used in investing activities              (174)        (137)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (16)         (34)
  Loan costs paid                                           --          (15)

        Net cash used in financing activities              (16)         (49)

Net increase in cash and cash equivalents                  629          110

Cash and cash equivalents at beginning of period         1,508          964

Cash and cash equivalents at end of period            $  2,137     $  1,074

Supplemental information:
  Cash paid for interest                              $    421     $    481


          See Accompanying Notes to Consolidated Financial Statements

e)
                        NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred during the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                             1998        1997
Property management fees (included in operating
  expenses)                                                  $108        $103
Reimbursement for services of affiliates, including
  approximately $17,000 and $10,000 of construction
  services reimbursements in 1998 and 1997,
  respectively (included in investment properties, and
  operating and general and administrative expenses)           59          41


For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the three month periods ended March 31, 1998 and 1997:



                                              Average Occupancy
Property                                     1998           1997

Lakeside Apartments                          95%             96%
  Lisle, Illinois

Pinetree Apartments                          89%             90%
  Charlotte, North Carolina

Summerwalk Apartments                        98%             99%
  Winter Park, Florida


The Partnership's net income for the three month period ended March 31, 1998, was approximately $323,000, versus net income of approximately $215,000 for the corresponding period of 1997. The increase in net income is primarily due to an increase in total revenues and a decrease in operating and interest expenses.

Rental revenue increased for the three months ended March 31, 1998, versus the same period in 1997, as a result of an increase in rental rates at all of the Partnership's investment properties. Other income increased primarily due to higher amounts of cash being held in interest-bearing accounts. Also contributing to the increase in other income was an increase in lease cancellations fees at Lakeside. Operating expenses decreased for the three month period primarily as a result of a decrease in maintenance expense.
Maintenance expense decreased primarily as a result of a decrease at Lakeside in contract interior painting, contract yard and grounds, heating and air conditioning maintenance and other maintenance materials. The decrease in interest expense is primarily a result of the refinancing of the first mortgage note encumbering Summerwalk on December 23, 1997. The new note carries a stated interest rate of 7.13% replacing the previous note that carried an interest rate of 9.75%. Partially offsetting the decrease in operating and interest expenses was an increase in general and administrative expenses for the three month period ended March 31, 1998, due to an increase in reimbursements for services of affiliates as well as an increase in taxes and licenses.

Included in operating expenses for the three month period ended March 31, 1998, was approximately $19,000 of major repairs and maintenance comprised primarily of exterior painting at Summerwalk Apartments. Included in operating expenses for the three month period ended March 31, 1997, was approximately $9,000 of major repairs and maintenance comprised primarily of parking lot repairs at Lakeside Apartments.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $2,137,000, compared to approximately $1,074,000 for the corresponding period in 1997. The net increase in cash and cash equivalents was approximately $629,000 for the three month period ended March 31, 1998. Cash and cash equivalents had a net increase of approximately $110,000 for the three month period ended March 31, 1997. Net cash provided by operating activities increased primarily as a result of an increase in net income, as discussed above, and a decrease in receivables and deposits and an increase in accounts payable due to the timing of receipts and payments. Net cash used in investing activities increased as a result of an increase in net deposits made to restricted escrows. Net cash used in financing activities decreased as a result of a decrease in mortgage principal payments and loan costs paid in association with the refinancing of Summerwalk Apartments in 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $24,398,000 is being amortized over varying periods with balloon payments due over periods ranging from July 2001 to January 2008, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, property refinancings and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                            PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a) Exhibit 27  Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None were filed during the quarter ended March 31, 1998.



                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                           Date: May 12, 1998