Form 10QSB
period 1998-06-30
NATIONAL PROPERTY INVESTORS III
filed 1998-08-04
CIK 310485

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

                  For the quarterly period ended June 30, 1998

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)
                        NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998


Assets
 Cash and cash equivalents                                     $   2,572
 Receivables and deposits                                            580
 Restricted escrows                                                  893
 Other assets                                                        577
 Investment properties:
    Land                                         $   3,023
    Buildings and related personal property         32,757
                                                    35,780
    Accumulated depreciation                       (24,175)       11,605
                                                               $  16,227

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                              $      43
 Tenant security deposit liabilities                                 162
 Accrued property taxes                                              652
 Other liabilities                                                   309
 Mortgage notes payable                                           24,379

Partners' Deficit
 General partner's                               $    (273)
 Limited partners' (48,049 units issued
   and outstanding)                                 (9,045)       (9,318)
                                                               $  16,227


          See Accompanying Notes to Consolidated Financial Statements


b)
                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1998        1997        1998        1997
Revenues:
 Rental income                  $  2,018    $  2,033    $  4,040    $  4,031
 Other income                        144         103         275         182
   Total revenues                  2,162       2,136       4,315       4,213

Expenses:
 Operating                           736         789       1,508       1,615
 General and administrative           54          64         130         102
 Depreciation                        333         326         666         641
 Interest                            481         498         949         998
 Property taxes                      195         126         376         312
   Total expenses                  1,799       1,803       3,629       3,668

Net income                      $    363    $    333    $    686    $    545

Net income allocated
 to general partner (1%)        $      4    $      3    $      7    $      5

Net income allocated
 to limited partners (99%)           359         330         679         540

                                $    363    $    333    $    686    $    545
Net income per limited
 partnership unit               $   7.47    $   6.87    $  14.13    $  11.24

                See Accompanying Notes to Consolidated Financial Statements


c)
                         NATIONAL PROPERTY INVESTORS III

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner    Partners      Total

Original capital contributions     48,049      $      1    $ 24,025   $  24,026

Partners' deficit at
 December 31, 1997                 48,049      $   (280)   $ (9,724)  $ (10,004)

Net income for the six months
 ended June 30, 1998                   --             7         679         686

Partners' deficit at
 June 30, 1998                     48,049      $   (273)   $ (9,045)  $  (9,318)

          See Accompanying Notes to Consolidated Financial Statements

d)
                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended
                                                                June 30,
                                                            1998        1997
Cash flows from operating activities:
  Net income                                             $    686    $    545
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                               666         641
   Amortization of loan costs                                  40          37
   Change in accounts:
      Receivables and deposits                                 44         (69)
      Other assets                                             19         (20)
      Accounts payable                                          9        (224)
      Tenant security deposit liabilities                       4           2
      Accrued property taxes                                   46          67
      Other liabilities                                        14         (13)

       Net cash provided by operating activities            1,528         966

Cash flows from investing activities:
  Property improvements and replacements                     (296)       (339)
  Net (deposits to) withdrawals from restricted
       escrows                                               (133)         25

       Net cash used in investing activities                 (429)       (314)

Cash flows from financing activities:
  Payments on mortgage notes payable                          (35)        (69)
  Loan costs paid                                              --         (15)

        Net cash used in financing activities                 (35)        (84)

Net increase in cash and cash equivalents                   1,064         568

Cash and cash equivalents at beginning of period            1,508         964

Cash and cash equivalents at end of period               $  2,572    $  1,532

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $    879    $    962

            See Accompanying Notes to Consolidated Financial Statements

e)
                        NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with affiliates of Insignia were incurred during the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                             1998        1997

Property management fees (included in operating
  expenses)                                                 $ 216       $ 211
Reimbursement for services of affiliates (included in
  operating and general and administrative expenses)           84          68

In addition, $18,000 of construction oversight cost reimbursements were paid to the Managing General Partner and its affiliates during the six months ended June 30, 1998 and 1997. These amounts are included in investment properties and operating expenses.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - SUBSEQUENT EVENT

Subsequent to June 30, 1998, a fire occurred at Lakeside Apartments which damaged one building at the complex, consisting of 24 units. The fire is covered by insurance with a deductible of $10,000. The Managing General Partner does not currently have adequate information to estimate the total costs for repairs.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the six month periods ended June 30, 1998 and 1997:

                                             Average Occupancy
Property                                    1998            1997

Lakeside Apartments                          94%            97%
  Lisle, Illinois

Pinetree Apartments                          92%            93%
  Charlotte, North Carolina

Summerwalk Apartments                        98%            98%
  Winter Park, Florida


The Partnership realized net income of approximately $363,000 and $686,000 for the three and six month periods ended June 30, 1998, respectively. During the three and six month periods ended June 30, 1997, the Partnership realized net income of approximately $333,000 and $545,000, respectively. Net income for the three and six months ended June 30, 1998, increased primarily as a result of an increase in other income and a decrease in operating and interest expenses.

Rental revenue decreased for the three month period ended June 30, 1998, versus the same period in 1997 due to a decrease in occupancy at Lakeside Apartments. The increase in other income for the three and six month periods is attributable to an increase in interest income resulting from increased cash balances in interest- bearing accounts and an increase in fees collected from the tenants at Lakeside Apartments. Operating expenses decreased for the three and six month periods as a result of a decrease in property and maintenance related expenses. Property expenses decreased as a result of a decrease in utilities expenses at Lakeside and Summerwalk Apartments and expenses associated with administrative units at Lakeside Apartments. Maintenance expenses decreased due to an overall decrease in maintenance requirements at the Partnership's rental properties including decreases in contract painting expenses and other maintenance materials at Lakeside Apartments. General and administrative expenses decreased for the three month period ended June 30, 1998, as a result of a decrease in tax and license fees and tax and accounting expenses. For the six month period ended June 30, 1998, general and administrative expenses increased as a result of increases in reimbursements for services of affiliates. The decrease in interest expense is primarily the result of the refinancing of the first mortgage note encumbering Summerwalk Apartments on December 23, 1997. The new note carries a stated interest rate of 7.13% replacing the previous note that carried an interest rate of 9.75%. The increases in net income were partially offset by an increase in property tax expense. The increase in property taxes is due to adjustments made at Lakeside Apartments in 1997 to adjust for the overaccrual of taxes in the previous year and to record a tax refund received in 1997 relating to the 1995 tax year.

Included in operating expenses for the six months ended June 30, 1998, was approximately $21,000 of major repairs and maintenance comprised primarily of exterior building improvements at Lakeside and Summerwalk. Included in operating expenses for the six months ended June 30, 1997, was approximately $33,000 of exterior building improvements at Summerwalk.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $2,572,000, compared to approximately $1,532,000 for the corresponding period in 1997. The increase in net cash and cash equivalents was approximately $1,064,000 for the six month period ended June 30, 1998, compared to approximately $568,000 for the corresponding period in 1997. Net cash provided by operating activities increased primarily as a result of an increase in net income, as discussed above, and an increase in cash provided by accounts payable and accounts receivable due to the timing of payments and receipts. Net cash used in investing activities increased as a result of an increase in net deposits to restricted escrows. Net cash used in financing activities decreased as a result of a decrease in mortgage principle payments and loan costs paid in association with the refinancing of Summerwalk Apartments in 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $24,379,000 is being amortized over varying periods with balloon payments due over periods ranging from July 2001 to January 2008, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, property refinancings and the availability of cash reserves.

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



                            PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANCES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL, in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

b) Reports on Form 8-K: None were filed during the quarter ended June 30, 1998.



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

                           Date: August 4, 1998