Form 10QSB
period 1998-09-30
NATIONAL PROPERTY INVESTORS III
filed 1998-11-16
CIK 310485

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


               For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________to___________


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X .  No   .

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS



a)
                        NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998





Assets
 Cash and cash equivalents                             $  2,744
 Receivables and deposits                                 1,855
 Restricted escrows                                         978
 Other assets                                               550
 Investment properties:
    Land                                     $  3,023
    Buildings and related personal property    33,110
                                               36,133
    Accumulated depreciation                  (24,543)   11,590
                                                       $ 17,717

Liabilities and Partners' Deficit

Liabilities:
 Accounts payable                                      $     76
 Tenant security deposit liabilities                        139
 Accrued property taxes                                     563
 Other liabilities                                        1,682
 Mortgage notes payable                                  24,358

Partners' Deficit:
 General partner's                           $   (271)
 Limited partners' (48,049 units issued
   and outstanding)                            (8,830)   (9,101)
                                                       $ 17,717

          See Accompanying Notes to Consolidated Financial Statements


b)
                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                Three Months Ended  Nine Months Ended
                                   September 30,      September 30,
                                 1998      1997      1998      1997
Revenues:
 Rental income                  $1,957    $2,015    $5,997    $6,046
 Other income                      124       105       399       287
   Total revenues                2,081     2,120     6,396     6,333

Expenses:
 Operating                         777     1,007     2,285     2,622
 General and administrative         50        44       180       146
 Depreciation                      368       336     1,034       977
 Interest                          482       499     1,431     1,497
 Property taxes                    187       176       563       488
   Total expenses                1,864     2,062     5,493     5,730

Net income                      $  217    $   58    $  903    $  603

Net income allocated
 to general partner (1%)        $    2    $    1    $    9    $    6

Net income allocated
 to limited partners (99%)         215        57       894       597
                                $  217    $   58    $  903    $  603
Net income per limited
 partnership unit               $ 4.47    $ 1.19    $18.61    $12.42

          See Accompanying Notes to Consolidated Financial Statements

c)
                         NATIONAL PROPERTY INVESTORS III

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership   General   Limited
                                  Units      Partner  Partners    Total

Original capital contributions   48,049     $      1  $ 24,025  $ 24,026

Partners' deficit at
 December 31, 1997               48,049     $   (280) $ (9,724) $(10,004)

Net income for the nine months
 ended September 30, 1998            --            9       894       903

Partners' deficit at
 September 30, 1998              48,049     $   (271) $ (8,830) $ (9,101)

          See Accompanying Notes to Consolidated Financial Statements



d)
                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                     Nine Months Ended
                                                       September 30,
                                                      1998      1997
Cash flows from operating activities:
  Net income                                        $   903   $   603
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                       1,034       977
   Amortization of loan costs                            63        56
   Loss on disposal of property                          --        17
   Changes in accounts:
      Receivables and deposits                          139       (37)
      Other assets                                       23       (35)
      Accounts payable                                   42      (156)
      Tenant security deposit liabilities               (19)      (12)
      Accrued property taxes                            (43)      (17)
      Other liabilities                                  17       (10)

       Net cash provided by operating activities      2,159     1,386

Cash flows from investing activities:
  Property improvements and replacements               (649)     (739)
  Net deposits to restricted escrows                   (218)      (27)

       Net cash used in investing activities           (867)     (766)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (56)     (104)
  Loan costs paid                                        --       (16)

        Net cash used in financing activities           (56)     (120)

Net increase in cash and cash equivalents             1,236       500

Cash and cash equivalents at beginning of period      1,508       964

Cash and cash equivalents at end of period          $ 2,744   $ 1,464

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $ 1,337   $ 1,441
Supplemental disclosure of non-cash investing
  activity:
  Receivable and payable for estimated proceeds and
    costs (Note C)                                  $ 1,370   $    --

          See Accompanying Notes to Consolidated Financial Statements



e)
                        NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with the Managing General Partner and its affiliates of Insignia were incurred during the nine month periods ended September 30, 1998 and 1997:


                                                        1998    1997
                                                       (in thousands)
Property management fees (included in operating
  expenses)                                             $323    $317
Reimbursement for services of affiliates, including
  approximately $24,000 and $41,000 of construction
  oversight reimbursement during the nine months ended
  September 30, 1998 and 1997, respectively (included
  in investment properties and operating and general
  and administrative expenses)                           150     143

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy.
The agent assumed the financial obligations to the affiliate of the Managing General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE C - CASUALTY EVENT

In July 1998, a fire occurred at Lakeside Apartments which damaged one building at the complex, consisting of 24 units. The fire is covered by insurance. The balance sheet reflects the estimated costs in "Other Liabilities". The balance sheet also reflects the estimated insurance proceeds in "Receivables and Deposits". The construction has begun and is estimated to be completed by the end of the first quarter of 1999.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the nine month periods ended September 30, 1998 and 1997:


                             Average Occupancy
Property                      1998      1997

Lakeside Apartments            93%       96%
  Lisle, Illinois
Pinetree Apartments            92%       94%
  Charlotte, North Carolina
Summerwalk Apartments          98%       98%
  Winter Park, Florida


The Partnership realized net income of approximately $217,000 and $903,000 for the three and nine month periods ended September 30, 1998, respectively. During the three and nine month periods ended September 30, 1997, the Partnership realized net income of approximately $58,000 and $603,000. Net income for the three and nine months ended September 30, 1998, increased primarily as a result of an increase in other income and a decrease in operating and interest expenses.

Rental income decreased for the three and nine month periods ended September 30, 1998, versus the same periods in 1997 due to a decrease in occupancy at Lakeside Apartments. The increase in other income for the three and nine month periods is attributable to an increase in interest income resulting from increased cash balances in interest-bearing accounts and fees collected from the tenants at Lakeside Apartments. Operating expenses decreased for the three and nine month periods as a result of a decrease in property and maintenance related expenses. Property expenses decreased as a result of a decrease in utilities expenses and expenses associated with administrative units at Lakeside Apartments. Maintenance expenses decreased due to an overall decrease in maintenance requirements at the Partnership's rental properties including decreases in major landscaping, parking lot repairs, contract painting and ground maintenance at Lakeside Apartments. For the nine month period ended September 30, 1998, general and administrative expenses increased as a result of increases in reimbursements to the Managing General Partner for managing partnership operations. Depreciation expense increased as a result of additional depreciable assets being placed in service at Lakeside and Summerwalk Apartments. The decrease in interest expenses is primarily the result of the refinancing of the first mortgage encumbering Summerwalk Apartments on December 23, 1997. The new note carried a stated interest rate of 7.13% replacing the previous note that carried an interest rate of 9.75%. The increase in property taxes is due to adjustments made at Lakeside Apartments in 1997 to adjust for the overaccrual of taxes in the previous year and to record a tax refund received in 1997 relating to the 1995 tax year.

Included in operating expenses for the nine months ended September 30, 1998, is approximately $25,000 of major repairs and maintenance comprised primarily of exterior building improvements at Lakeside and Summerwalk. Included in operating expenses for the nine months ended September 30, 1997, was approximately $167,000 of major repairs and maintenance comprised primarily of major landscaping and parking lot repairs at Lakeside Apartments.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $2,744,000 compared to approximately $1,464,000 for the corresponding period in 1997. The increase in net cash and cash equivalents was approximately $1,236,000 for the nine month period ended September 30, 1998, compared to approximately $500,000 for the corresponding period in 1997. Net cash provided by operating activities increased primarily as a result of an increase in net income, as discussed above, and an increase in cash provided by accounts receivable and accounts payable due to the timing of receipts and payments. Net cash used in investing activities increased as a result of an increase in net deposits to restricted escrows. Net cash used in financing activities decreased as a result of a decrease in mortgage principle payments and loan costs paid in association with the refinancing of Summerwalk Apartments in 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $24,358,000 is being amortized over varying periods with balloon payments due over periods ranging from July 2001 to January 2008. The Managing General Partner will attempt to refinance such remaining indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Future cash distributions will depend on the levels of cash generated from operations, property sales, property refinancings and the availability of cash reserves.
The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuances, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibit 27:

          Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None were filed during the quarter ended September 30, 1998.



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


                                  NATIONAL PROPERTY INVESTORS III


                                  By:   NPI EQUITY INVESTMENTS, INC.
                                        Its Managing General Partner


                                  By:   /s/Patrick Foye
                                        Patrick Foye
                                        Executive Vice President


                                  By:   /s/Timothy R. Garrick
                                        Timothy R. Garrick
                                        Vice President - Accounting
                                        (Duly Authorized Officer)


                                  Date: November 16, 1998