Form 10KSB
period 1998-12-31
NATIONAL PROPERTY INVESTORS III
filed 1999-03-30
CIK 310485

FORM 10-KSB- ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $8,447,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interest of the Registrant, and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                           PROSPECTUS AND SUPPLEMENTS




                                     PART I


ITEM 1.  DESCRIPTION OF THE BUSINESS

National Property Investors III (the "Partnership" or the "Registrant") is a California limited partnership formed as of February 1, 1979. The Partnership is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc. (the "Managing General Partner or "NPI Equity"), a Florida corporation, became the Partnership's general partner on June 21, 1991. The Managing General Partner was a wholly owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust ("IPT"). See "Transfers of Control". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

In 1980, during its acquisition phase, the Partnership acquired six existing apartment properties. The Partnership continues to own and operate three of these properties. (See "Item 2. Description of Properties").

Reference is made to the Prospectus of the Partnership dated October 24, 1979, as supplemented by Supplements dated January 24, 1980, April 24, 1980, July 16, 1980, September 3, 1980, October 2, 1980, and October 16, 1980, which have been filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933, as amended, all of which are incorporated herein by reference. The Prospectus was filed as part of the Partnership's Registration Statement filed with the Securities and Exchange Commission pursuant to which 66,000 units of Limited Partnership Interest (the "Units") were registered. The Partnership sold 48,049 units aggregating $24,024,500. The general partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received additional capital contributions.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing
General Partner.   These services were provided by affiliates of the Managing
General Partner for the years ended December 31, 1998 and 1997.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

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

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential (and commercial) properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Transfers in Control

Pursuant to a series of transaction which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity. On December 31, 1996, Insignia transferred its interest in NPI Equity to IPT.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

The Tender Offer

On January 19, 1996, DeForest Ventures II L.P. ("DeForest"), the entity which tendered for units of the Partnership in 1994 and 1995, and certain of its affiliates sold the units then held by them (21,340 units representing approximately 44% of the total outstanding units at such time) to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Insignia LLC subsequently transferred these units to Insignia Properties L.P. ("IPLP"). As a result, IPLP could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, in connection with the original tender offers by DeForest, it has been agreed for the benefit of non-tendering unit holders, that it will vote its Units acquired on in the tender offers: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investment in properties.

                          Date of            Type of
Property                  Purchase          Ownership              Use

Pinetree Apartments        7/01/80 Fee ownership, subject to a  Apartment-
 Charlotte, North Carolina         first deed of trust. (3)     220 units

Lakeside Apartments       12/18/80 Fee ownership, subject to a  Apartment-
 Lisle, Illinois                   first deed of trust.         568 units

Summerwalk Apartments (1) 12/24/80 Fee ownership, subject to a  Apartment-
 Winter Park, Florida              first deed of trust. (2)     306 units

(1)The Partnership acquired the co-tenant's 10% interest in the property in January 1997, for $50,000.
(2)Property is held by a Limited Partnership of which the Partnership owns a 99.9% interest.
(3)Property is held by a Limited Partnership of which the Partnership owns a 99% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                        Gross
                       Carrying   Accumulated                        Federal
Property                Value    Depreciation     Rate     Method   Tax Basis



                           (in thousands)                         (in thousands)

Pinetree Apartments    $ 6,310     $ 4,502     5-27.5 yrs.   SL     $ 1,776

Lakeside Apartments     21,280      14,407     5-27.5 yrs.   SL       6,968

Summerwalk Apartments    7,889       5,450     5-27.5 yrs.   SL       2,320
                       $35,479     $24,359                          $11,064

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                        Principal                                   Principal

                        Balance At                                   Balance

                       December 31,  Interest  Period   Maturity     Due At

Property                   1998        Rate   Amortized   Date    Maturity (2)

                      (in thousands)                             (in thousands)


Pinetree Apartments     $ 2,183       9.87%    25 yrs.  07/01/01     $ 2,090

Lakeside Apartments      17,200       7.33%      (1)    11/01/03      17,200


Summerwalk Apartments     4,955       7.13%    30 yrs.  01/01/08       4,312

                        $24,338


(1)  Monthly payments are interest only.
(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about these loans.

RENTAL RATES AND OCCUPANCY

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                             Average Annual        Average Annual

                              Rental Rates           Occupancy

Property                   1998        1997       1998      1997


Pinetree Apartments     $6,687/unit $6,432/unit    92%       94%


Lakeside Apartments      9,541/unit  9,294/unit    91%       96%


Summerwalk Apartments    6,403/unit  6,187/unit    98%       98%


The Managing General Partner attributes the decrease in occupancy at Lakeside to a July 1998 fire at the property, which destroyed one building consisting of 22 units. The construction to rebuild the damaged building has begun and is estimated to be completed by the end of the second quarter of 1999.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. All of the lease terms are for one year or less. No individual tenant occupies 10% or more of the available rental space. All the properties are in good condition, subject to normal depreciation and deterioration as typical for assets of this type and age. See "Capital Improvements" below for information relating to budgeted capital improvements at the property.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                             1998          1998

                            Billing        Rate

                        (in thousands)


Pinetree Apartments         $ 58           1.3%

Lakeside Apartments          553           7.0%

Summerwalk Apartments        110           1.9%


CAPITAL IMPROVEMENTS:

Lakeside Apartments

During the year ended December 31, 1998, the Partnership completed approximately $454,000 of capital improvements at Lakeside Apartments consisting of building improvements, carpet replacement, cabinets and appliances. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $362,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacements, electrical upgrades, heating systems, landscaping, painting and appliances. These improvements are expected to cost approximately $473,000.

Pinetree Apartments

During the year ended December 31, 1998, the Partnership completed approximately $102,000 of capital improvements at Pinetree Apartments consisting of carpet replacement, swimming pool repairs and appliances. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $274,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, roof repairs, painting, landscaping, and other building repairs and improvements. These improvements are expected to cost approximately $305,000.

Summerwalk Apartments

During the year ended December 31, 1998 the Partnership completed approximately $210,000 of capital improvements at Summerwalk Apartments consisting of swimming pool repairs, carpet replacement, building improvements, and appliances. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $505,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, landscaping, structural improvements, electrical upgrades and painting. These improvements are expected to cost approximately $636,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership's reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, the unit holders of the Partnership did not vote on any matter covered by this report.



                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units aggregating $24,025,500. As of December 31, 1998, the Partnership had 48,049 units outstanding held by 1,795 limited partners of record. Affiliates of the Managing General Partner owned 21,546 units or 44.84% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 1998, the Partnership distributed approximately $1,060,000 ($22.06 per LP Unit) from the proceeds relating to the refinancing of the mortgage encumbering Summerwalk Apartments and approximately $1,040,000 ($21.44 per LP Unit) of cash flow from operations. No distributions were made during the year ended December 31, 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales, property refinancings and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in 1998. This reimbursement was paid in December 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998, was approximately $996,000 versus approximately $934,000 for the year ended December 31, 1997. The increase in net income for the year ended December 31, 1998, is primarily attributable to decreased operating expenses.

Rental revenue decreased primarily due to reduced occupancy and higher rental concessions at Lakeside Apartments resulting from a fire that destroyed one building at the complex (See "Note H" in "Item 7. Financial Statements" for further discussion). The increase in other income is attributable to an increase in interest income resulting from an increase in cash balances in interest-bearing accounts and fees collected from the tenants at Lakeside Apartments. Operating expenses decreased for the year ended December 31, 1998, as a result of decreases in property and maintenance related expenses. Property expenses decreased as a result of a decrease in utility expenses and expenses associated with administrative units at Lakeside Apartments. Maintenance expenses decreased due to an overall decrease in maintenance requirements at Lakeside and Summerwalk Apartments. Partially offsetting these decreases was an increase in general and administrative expenses for the year ended December 31, 1998, as a result of increases in reimbursements to the Managing General Partner and the payment of a management fee associated with the cash distribution to the partners in December 1998. Included in general and administrative expenses at both December 1998 and 1997 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The increase in property tax expense is due to a refund received in 1997 for Lakeside as well as adjusting for an overaccrual of expense in a previous year.

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

Capital Resources and Liquidity

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $1,243,000 as compared to approximately $1,508,000 at December 31, 1997. The decrease in cash and cash equivalents is due to $763,000 of cash used in investing activities and $2,176,000 of cash used in financing activities, which was offset by $2,674,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements. Cash used in financing activities consists of payments of principal made on the mortgages encumbering Pinetree and Summerwalk and partner distributions. The Partnership invests its working capital reserves in a money market fund.

The Managing General Partner has made available to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership has budgeted approximately $1,414,000 in capital improvements for all of the Partnership's properties in 1999. Budgeted capital improvements at Lakeside include, but are not limited to, carpet and vinyl replacement, electrical upgrades, heating systems, landscaping, painting and appliances. Budgeted capital improvements at Pinetree include, but are not limited to, roof repairs, painting, landscaping and other building repairs and improvements. Budgeted capital improvements at Summerwalk include, but are not limited to, landscaping, structural improvements, electrical upgrades and painting. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $24,338,000 is being amortized over varying periods with balloon payments due over periods ranging from July 2001 to January 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 1998, the Partnership distributed approximately $1,060,000 from the proceeds relating to the refinancing of the mortgage encumbering Summerwalk Apartments and approximately $1,040,000 of cash flows from operations. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods. Future cash distributions will depend on the levels of cash generated from operations, property sales, property refinancings and the availability of cash reserves.

Casualty Event

In July 1998, a fire occurred at Lakeside Apartments that destroyed one building at the complex, consisting of 22 units. The fire is covered by insurance. In 1998 estimated insurance proceeds were recognized only to the extent of the write-off of destroyed assets. The balance sheet reflects an insurance receivable of approximately $225,000 in "Other Assets". Total insurance proceeds are estimated to cover the cost of replacement of the assets.
Currently replacement costs are estimated to be approximately $1,368,000. No insurance proceeds were received in 1998. The construction to rebuild the damaged building has begun and is estimated to be complete by the end of the second quarter of 1999.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.





ITEM 7.  FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS III

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Reports

  Consolidated Balance Sheet - December 31, 1998

  Consolidated Statements of Operations - Years ended December 31, 1998 and
     1997

  Consolidated Statements of Changes in Partners' Deficit - Years ended
     December 31, 1998 and 1997

  Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
     1997

  Notes to Consolidated Financial Statements




               Report of Ernst & Young LLP, Independent Auditors




To The Partners
National Property Investors III


We have audited the accompanying consolidated balance sheet of National Property Investors III as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                        /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 3, 1999







To the Partners
National Property Investors III
Greenville, South Carolina


We have audited the accompanying consolidated statements of operations, changes in partners' deficit and cash flows of National Property Investors III (a limited partnership)(the "Partnership") and its subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Property Investors III and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                   /S/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, NY
January 17, 1998





                        NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)



Assets

  Cash and cash equivalents                                    $  1,243

  Receivables and deposits                                          571

  Restricted escrows                                                757

  Other assets                                                      750

  Investment properties (Notes D and E):

    Land                                          $  3,023

    Buildings and related personal property         32,456

                                                    35,479

    Less accumulated depreciation                  (24,359)      11,120

                                                               $ 14,441


Liabilities and Partners' Deficit

Liabilities:

  Accounts payable                                             $    118

  Tenant security deposits payable                                  134

  Accrued property taxes                                            647

  Other liabilities                                                 312

  Mortgage notes payable (Note D)                                24,338


Partners' Deficit:

  Limited partners' (48,049 units issued

     and outstanding)                             $(10,828)

  General partner's                                   (280)     (11,108)

                                                               $ 14,441


          See Accompanying Notes to Consolidated Financial Statements





                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                              Years Ended December 31,

                                                  1998         1997

Revenues:

 Rental income                                   $7,953       $8,113

 Other income                                       494          401

  Total revenues                                  8,447        8,514


Expenses:

 Operating                                        3,048        3,392

 General and administrative                         334          199

 Depreciation                                     1,396        1,323

 Interest                                         1,912        2,002

 Property taxes                                     761          664

  Total expenses                                  7,451        7,580


Net income                                       $  996       $  934


Net income allocated to general partner (1%)     $   10       $    9



Net income allocated to limited partners (99%)      986          925

                                                 $  996       $  934


Net income per limited partnership unit          $20.52       $19.25


Distributions per limited partnership unit       $43.50       $   --


          See Accompanying Notes to Consolidated Financial Statements




                         NATIONAL PROPERTY INVESTORS III

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                   Limited

                                 Partnership    General    Limited

                                    Units       Partner    Partners    Total


Original capital contributions     48,049     $      1    $ 24,025   $ 24,026


Partners' deficit at

 December 31, 1996                 48,049     $   (289)   $(10,649)  $(10,938)


Net income for the year ended

 December 31, 1997                     --            9         925        934


Partners' deficit at

 December 31, 1997                 48,049         (280)     (9,724)   (10,004)


Distribution to partners               --          (10)     (2,090)    (2,100)


Net income for the year ended

 December 31, 1998                     --           10         986        996


Partners' deficit at

 December 31, 1998                 48,049     $   (280)   $(10,828)  $(11,108)


          See Accompanying Notes to Consolidated Financial Statements



                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Years ended December 31,

                                                               1998       1997

Cash flows from operating activities:

  Net income                                                $    996   $    934

  Adjustments to reconcile net income to

   net cash provided by operating activities:

   Depreciation                                                1,396      1,323

   Amortization of loan costs                                     87         74

   Loss on disposal of property                                   --         17

   Change in accounts:

      Receivables and deposits                                    53       (234)

      Other assets                                                24         62

      Accounts payable                                            84       (263)

      Tenant security deposit payable                            (24)       (13)

      Accrued property taxes                                      41         52

      Other liabilities                                           17        (38)


        Net cash provided by operating activities              2,674      1,914


Cash flows from investing activities:

  Net withdrawals from (deposits to) restricted escrows            3       (298)

  Buyout of Summerwalk co-tenant                                  --        (50)

  Property improvements and replacements                        (766)    (1,234)


        Net cash used in investing activities                   (763)    (1,582)


Cash flows from financing activities:

  Mortgage principal payments                                    (76)      (141)

  Repayment of mortgage note payable                              --     (4,443)

  Proceeds from mortgage note payable                             --      5,000

  Loan costs                                                      --       (204)

  Distributions to partners                                   (2,100)        --


        Net cash (used in) provided by

           financing activities                               (2,176)       212


Net (decrease) increase in cash and cash equivalents            (265)       544


Cash and cash equivalents at beginning of period               1,508        964


Cash and cash equivalents at end of period                  $  1,243   $  1,508


Supplemental disclosure on cash flow information:

  Cash paid for interest                                    $  1,795   $  1,964


Supplemental disclosure of non-cash transaction:

  Insurance proceeds receivable recognized related to

    Lakeside casualty event                                 $    225   $     --


          See Accompanying Notes to Consolidated Financial Statements





                        NATIONAL PROPERTY INVESTORS III

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

National Property Investors III (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Laws of California as of February 1, 1979, for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500. In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2005, or sooner, in accordance with the terms of the Partnership Agreement. The Partnership commenced operations in the beginning of 1980 and completed its acquisition of apartment properties by the end of 1980. The Partnership operates two apartment properties located in the Southeast and one apartment property located in the Midwest.

Principles of Consolidation:

The Partnership's financial statements include the accounts of National Pinetree, LP, of which the Partnership owns a 99% interest, and of Summerwalk NPI III, LP, of which the Partnership owns a 99.9% interest. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

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

Investment Properties:

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1998 and 1997.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property ranging from 5 to 27.5 years.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs:

Advertising costs of approximately $138,000 in 1998 and approximately $131,000 in 1997 were charged to expense as incurred and are included in operating expenses.

Loan Costs:

Loan costs of approximately $705,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1998, accumulated amortization is approximately $199,000. Amortization of loan costs is included in interest expense.

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

Allocation of Income, Loss and Distributions:

Net income, loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. See "Note I" for disclosure.

Reclassifications:

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the twelve month periods ended December 31, 1998 and 1997:


                                                             1998        1997

                                                              (in thousands)

Property management fees (included in operating

  expenses)                                               $427        $423

Reimbursement for services of affiliates, including

  approximately $24,000 and $61,000 of construction

  services reimbursements in 1998 and 1997, respectively

  (included in investment properties and operating

  and general and administrative expenses)                 292         204


During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $427,000 and $423,000 for the years ended December 31, 1998 and 1997, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $292,000 and $204,000 for the years ended December 31, 1998 and 1997, respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in 1998. This reimbursement was paid in December 1998 and is included in reimbursement for services of affiliates for the year ended December 31, 1998.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

AIMCO currently owns, through affiliates, a total of 21,546 limited partnership units or 44.84%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):

               Principal     Monthly                           Principal

               Balance At    Payment     Stated                 Balance

              December 31,  Including   Interest   Maturity      Due At

Property          1998      Interest      Rate       Date       Maturity

                   (in thousands)                            (in thousands)

Lakeside       $17,200     $   105 (1)   7.33%    11/01/03     $17,200

Pinetree         2,183          21       9.87%     7/01/01       2,090

Summerwalk       4,955          34       7.13%     1/01/08       4,312

               $24,338     $   160


(1)  Amount is interest only.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

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

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

       1999         $    87
       2000              95
       2001           2,172
       2002              65
       2003          17,270
    Thereafter        4,649
                    $24,338

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                             Initial Cost

                                            To Partnership

                                            (in thousands)


                                                   Buildings      Net Costs

                                                  and Related    Capitalized

                                                    Personal    Subsequent to

Description             Encumbrances     Land       Property     Acquisition

                                                               (in thousands)


Lakeside                $17,200       $ 2,087     $15,363      $ 3,830

Pinetree                  2,183           493       3,873        1,944

Summerwalk                4,955           427       6,347        1,115

                        $24,338       $ 3,007     $25,583      $ 6,889






            Gross Amount at Which Carried

                 at December 31, 1998

                    (in thousands)


                       Buildings               Accumu-                           Deprec-

                      and Related               lated       Year Of   Date Of     iable

                       Personal                Deprec-     Construc-   Acqu-      Life-

Description   Land     Property     Total       iation       tion     sition      Years

                                            (in thousands)


Lakeside    $ 2,093   $19,187     $21,280   $14,407        1973/1975   12/80   5-27.5 yrs.

Pinetree        499     5,811       6,310     4,502          1974       7/80   5-27.5 yrs.

Summerwalk      431     7,458       7,889     5,450          1974      12/80   5-27.5 yrs.

            $ 3,023   $32,456     $35,479   $24,359


Reconciliation of Investment Properties and Accumulated Depreciation:


                                             December 31,

                                           1998        1997

                                            (in thousands)

Investment Properties

Balance at beginning of year            $35,484     $34,255

  Disposal of property                     (771)        (55)

  Buyout of Summerwalk co-tenant             --          50

  Property improvements                     766       1,234


Balance at end of year                  $35,479     $35,484


Accumulated Depreciation

Balance at beginning of year            $ 23,509    $ 22,224

  Disposal of property                      (546)        (38)

  Additions charged to expense             1,396       1,323


Balance at end of year                  $ 24,359    $ 23,509


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is $36,345,000 and $35,529,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is $25,281,000 and $23,613,000, respectively.

In January 1997, the Partnership acquired the 10% interest in Summerwalk previously held by an unaffiliated third party for $50,000. This amount has been accounted for as an increase in the Partnership's investment in the property.

NOTE F - INCOME TAXES

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net income from the consolidated financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                             Years Ended
                                             December 31,
                                            1998       1997

Net income as reported                    $  996     $  934
Difference between income and
expenses for the consolidated
financial statements and tax
reporting                                    331         11
Depreciation differences                    (275)       156
Federal taxable income                    $1,052     $1,101

Federal taxable income per limited
  partnership unit                        $21.68     $22.68

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                1998

Net liabilities as reported                 $(11,108)
 Land and buildings                              866
 Accumulated depreciation                       (922)
 Syndication and distribution costs            2,727
 Prepaid rent                                    188
 Other                                            27
Net liabilities-Federal tax basis           $( 8,222)


NOTE G - DISTRIBUTIONS

During the year ended December 31, 1998, the Partnership distributed approximately $1,060,000 ($22.06 per LP Units) from the proceeds relating to the refinancing of the mortgage encumbering Summerwalk Apartments and approximately $1,040,000 ($21.64 per LP Units) of cash flows from operations. No distributions were made during the year ended December 31, 1997.

NOTE H - CASUALTY EVENT

In July 1998, a fire occurred at Lakeside Apartments that destroyed one building at the complex, consisting of 22 units. The fire is covered by insurance. In 1998 estimated insurance proceeds were recognized only to the extent of the write-off of destroyed assets. The balance sheet reflects an insurance receivable of approximately $225,000 in "Other Assets". Total insurance proceeds are estimated to cover the cost of replacement of the assets.
Currently replacement costs are estimated to be approximately $1,368,000. No insurance proceeds were received in 1998. The construction to rebuild the damaged building has begun and is estimated to be complete by the end of the second quarter of 1999.

NOTE I - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in three states in the United States. The Partnership rents apartment units to people for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

 1998
                                         Residential      Other        Totals



 Rental income                           $ 7,953       $    --      $ 7,953
 Other income                                418            76          494
 Interest expense                          1,912            --        1,912
 Depreciation                              1,396            --        1,396
 General and administrative expense           --           334          334
 Segment profit (loss)                     1,254          (258)         996
 Total assets                             14,330           111       14,441
 Capital expenditures for investment
 properties                                  766            --          766

 1997
                                          Residential     Other        Totals
 Rental income                           $ 8,113       $    --      $ 8,113
 Other income                                377            24          401
 Interest expense                          2,002            --        2,002
 Depreciation                              1,323            --        1,323
 General and administrative expense           --           199          199
 Segment profit (loss)                     1,109          (175)         934
 Total assets                             14,517           986       15,503
 Capital expenditures for investment
 properties                                1,234            --        1,234

NOTE J - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors, Imowitz Koenig and Company LLP ("Imowitz"). Imowitz' Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 10, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

National Property Investors III (the "Partnership") has no officers or directors. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. NPI Equity was a wholly owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. The names, ages and positions held by the executive officers and director of NPI Equity are as follows:

        Name            Age                     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, as of December 31, 1998, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

Name and Address                    Number of Units         Percent of Total

Insignia Properties, LP             21,546                  44.84%
(an affiliate of AIMCO)

Insignia Properties LP is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the General partner owns any Units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the twelve month periods ended December 31, 1998 and 1997:


                                                             1998      1997

                                                             (in thousands)

Property management fees                                    $427      $423

Reimbursement for services of affiliates, including

  approximately $24,000 and $61,000 of construction

  services reimbursements in 1998 and 1997, respectively     292       204

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $427,000 and $423,000 for the years ended December 31, 1998 and 1997, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $292,000 and $204,000 for the years ended December 31, 1998 and 1997, respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in 1998. This reimbursement was paid in December 1998 and is included in reimbursement for services of affiliates for the year ended December 31, 1998.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

AIMCO currently owns, through affiliates, a total of 21,546 limited partnership units or 44.84%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the managing General Partner.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

             See Exhibit Index contained herein.

(b)          Reports on Form 8-K during the fourth quarter of 1998:

             Current Report on Form 8-K filed on October 1, 1998, disclosing change in control of the Partnership from Insignia Financial Group, Inc. to AIMCO.

             Current Report on Form 8-K filed on November 10, 1998, disclosing the dismissal of Imowitz Koenig & Co., LLP as the registrant's Independent accountant.

             Current Report on Form 8-K filed December 9, 1998 disclosing the engagement of Ernst & Young, LLP as the registrant's Independent accountant.



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


                                NATIONAL PROPERTY INVESTORS III

                                By: NPI EQUITY INVESTMENTS, INC.
                                    Its Managing General Partner


                                By: /s/ Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President


                                By: /s/ Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting


                                Date:  March 30, 1999

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature/Name             Title

/s/ Patrick J. Foye        Executive Vice President      Date:  March 30, 1999
Patrick J. Foye            and Director

/s/ Timothy R. Garrick     Vice President - Accounting   Date:  March 30, 1999
Timothy R. Garrick         and Director



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

2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995

2.6 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT shown as Exhibit 2.1 in 8-K dated as of October 1, 1988.

3.2 Second Amended and Restated Bylaws of IPT, dated October 2, 1998 filed in Current Report on Form 8-K dated October 1, 1998.

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

16 Letter dated November 11, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in this Current Report.

27         Financial Data Schedule.