Form 10QSB
period 1999-03-31
NATIONAL PROPERTY INVESTORS III
filed 1999-04-30
CIK 310485

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

                 For the quarterly period ended March 31, 1999

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


a)
                        NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

 Cash and cash equivalents                                   $   1,743

 Receivables and deposits                                          997

 Restricted escrows                                                724

 Other assets                                                      530

 Investment properties:

    Land                                         $   3,023

    Buildings and related personal property         32,552

                                                    35,575

    Less accumulated depreciation                  (24,713)     10,862

                                                             $  14,856


Liabilities and Partners' Deficit


Liabilities

 Accounts payable                                            $      74

 Tenant security deposit liabilities                               145

 Accrued property taxes                                            779

 Other liabilities                                                 326

 Mortgage notes payable                                         24,317


Partners' Deficit

 General partner's                               $    (277)

 Limited partners' (48,049 units issued

   and outstanding)                                (10,508)    (10,785)

                                                             $  14,856

          See Accompanying Notes to Consolidated Financial Statements


b)
                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                    Three Months Ended

                                                         March 31,

                                                    1999           1998

Revenues:

  Rental income                                  $ 2,072        $ 2,022

  Other income                                        75            131

    Total revenues                                 2,147          2,153


Expenses:

  Operating                                          736            772

  General and administrative                          64             76

  Depreciation                                       354            333

  Interest                                           481            468



  Property taxes                                     189            181

    Total expenses                                 1,824          1,830


Net income                                       $   323        $   323


Net income allocated to general partner (1%)     $     3        $     3

Net income allocated to limited partners (99%)       320            320

                                                 $   323        $   323


Net income per limited partnership unit          $  6.66        $  6.66

          See Accompanying Notes to Consolidated Financial Statements


 c)
                         NATIONAL PROPERTY INVESTORS III

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership   General     Limited

                                   Units      Partner    Partners      Total


Original capital contributions    48,049      $     1    $  24,025   $  24,026


Partners' deficit at

   December 31, 1998              48,049      $  (280)   $ (10,828)  $ (11,108)


Net income for the three months

ended March 31, 1999                  --            3          320         323


Partners' deficit at

   March 31, 1999                 48,049      $  (277)   $ (10,508)  $ (10,785)

          See Accompanying Notes to Consolidated Financial Statements


d)
                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                      Three Months Ended

                                                          March 31,

                                                       1999        1998

Cash flows from operating activities:

  Net income                                         $    323    $    323

  Adjustments to reconcile net income to net

  cash provided by operating activities:

   Depreciation                                           354         333

   Amortization of loan costs                              24          17

   Change in accounts:

      Receivables and deposits                           (426)        (38)

      Other assets                                        196          21

      Account payable                                     (44)         34

      Tenant security deposit liabilities                  11           2



      Accrued property taxes                              132         127

      Other liabilities                                    14          --


       Net cash provided by operating activities          584         819


Cash flows from investing activities:

  Property improvements and replacements                  (96)        (91)

  Net withdrawals from (deposits to)

    restricted escrows                                     33         (83)


       Net cash used in investing activities              (63)       (174)


Cash flows used in financing activities:

  Payments on mortgage notes payable                      (21)        (16)


Net increase in cash and cash equivalents                 500         629


Cash and cash equivalents at beginning of period        1,243       1,508



Cash and cash equivalents at end of period           $  1,743    $  2,137


Supplemental disclosure of cash flow information:

  Cash paid for interest                             $    457    $    421

          See Accompanying Notes to Consolidated Financial Statements


e)
                        NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The Partnership's financial statements include the accounts of National Pinetree, LP, of which the Partnership owns a 99% interest, and of Summerwalk NPI III, LP, of which the Partnership owns a 99.9% interest. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, ("AIMCO") with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 1999 and 1998:


                                                             1999       1998

                                                              (in thousands)

Property management fees (included in operating

  expenses)                                                  $106        $108

Reimbursement for services of affiliates, including

  approximately $17,000 of construction services

  reimbursements during the three months ended

  March 31, 1998, (included in investment properties

  and operating and general and administrative expenses)       42          59


During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $106,000 and $108,000 for the three months ended March 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $42,000 and $59,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in three states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                      Residential     Other       Totals
Rental income                         $ 2,072     $    --      $ 2,072
Other income                               74           1           75
Interest expense                          481          --          481
Depreciation                              354          --          354
General and administrative expense         --          64           64
Segment profit (loss)                     386         (63)         323
Total assets                           14,723         133       14,856
Capital expenditures for investment
properties                                 96          --           96

1998
                                       Residential    Other       Totals
Rental income                         $ 2,022     $    --      $ 2,022
Other income                              115          16          131
Interest expense                          468          --          468
Depreciation                              333          --          333
General and administrative expense         --          76           76
Segment profit (loss)                     383         (60)         323
Total assets                           14,428       1,545       15,973
Capital expenditures for investment
properties                                 91          --           91


NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 1999 and 1998:


                                             Average Occupancy

Property                                    1999            1998

Lakeside Apartments                          92%            95%

  Lisle, Illinois (1)

Pinetree Apartments                          96%            89%

  Charlotte, North Carolina (2)

Summerwalk Apartments                        98%            98%

  Winter Park, Florida


(1) The Managing General Partner attributes the decrease in occupancy at Lakeside to a July 1998 fire at the property, which destroyed one building consisting of 22 units. The construction to rebuild the damaged buildings has begun and is estimated to be completed by the end of the second quarter of 1999.

(2) The Managing General partner attributes the increase in occupancy at Pinetree Apartments to a strong rental market for the Charlotte area as well as increased marketing efforts.

Results of Operations

The Partnership's net income for the three month periods ended March 31, 1999 and 1998 was approximately $323,000. Total revenues and total expenses both decreased by $6,000 for the comparable periods.

Total revenue decreased due to a decrease in other income which more than offset the increase in rental income. Rental revenue increased due to an increase in occupancy at Pinetree Apartments and an increase in average rental rates at Summerwalk Apartments. This was offset by a decrease in other income, primarily attributable to a decrease in interest income resulting from a decrease in cash balances in interest-bearing accounts and fees collected from the tenants at Lakeside Apartments. The decrease in cash balances is the result of a cash distribution paid to the partners during December 1998. Total expenses decreased slightly due to decreases in operating and general and administrative expense which more than offset increases depreciation, interest and property tax expense. Operating expense decreased as a result of decreases in maintenance and insurance expenses. Maintenance expenses decreased due to decreased maintenance requirements at Summerwalk and Pinetree Apartments, partially offset by increased maintenance expenses at Lakeside Apartments. The decrease at Summerwalk is due to the completion of an exterior painting project in 1998 and reduced interior and exterior building improvements. The decrease at Pinetree is due to reduced interior painting and interior building improvements. Partially offsetting these decreases is an increase in maintenance expenses at Lakeside resulting from increased interior building improvements and interior painting. Insurance expenses decreased as a result of lower premiums due to a change in policy carrier. Depreciation expense increased due to additional depreciable assets being placed in service at Lakeside Apartments during the second half of 1998. Interest expense increased as a result of an adjustment to loan cost amortization made in the first quarter of 1998.

Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,743,000 as compared to approximately $2,137,000 at March 31, 1998. For the three months ended March 31, 1999 cash and cash equivalents increased approximately $500,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $584,000 of cash provided by operating activities, which was partially offset by approximately $63,000 of cash used in investing activities and approximately $21,000 of cash used in financing activities. Cash used in investing activities consists of property improvements and replacements offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consists of payments of principal made on the mortgages encumbering Pinetree and Summerwalk Apartments. The Partnership invests its working capital reserves in a money market account.

The Managing General Partner has extended to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.


The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Lakeside Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $49,000 of capital improvements at Lakeside Apartments consisting primarily of building improvements, carpet replacement and water heaters. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $362,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacements, electrical upgrades, heating systems, landscaping, painting and appliances. These improvements are expected to cost approximately $473,000.

Pinetree Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $17,000 of capital improvements at Pinetree Apartments consisting of carpet replacement, appliances and landscaping. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $274,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, roof repairs, painting, landscaping, and other building repairs and improvements. These improvements are expected to cost approximately $305,000.

Summerwalk Apartments

During the three months ended March 31, 1999 the Partnership completed approximately $30,000 of capital improvements at Summerwalk Apartments consisting of carpet replacement, electrical upgrades and appliances. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $505,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, landscaping, structural improvements, electrical upgrades and painting. These improvements are expected to cost approximately $636,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $24,317,000 is being amortized over varying periods with balloon payments due over periods ranging from July 2001 to January 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales, property refinancings and the availability of cash reserves. No distributions were made during the three months ended March 31, 1999 or 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Casualty Event

In July 1998, a fire occurred at Lakeside Apartments that destroyed one building at the complex, consisting of 22 units. The fire is covered by insurance. The consolidated balance sheet reflects an insurance receivable of approximately $259,000 in "Other Assets". Total insurance proceeds are estimated to cover the cost of replacement of the assets. Currently, replacement costs are estimated to be approximately $1,368,000. No insurance proceeds have been received to date. The construction to rebuild the damaged building has begun and is estimated to be complete by the end of the second quarter of 1999.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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


Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



a)   Exhibits

     Exhibit 27 Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None were filed during the quarter ended March 31, 1999.


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


                              NATIONAL PROPERTY INVESTORS III

                              By:  NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting

                              Date: