Form 10QSB
period 1999-06-30
NATIONAL PROPERTY INVESTORS III
filed 1999-08-06
CIK 310485

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


                  For the quarterly period ended June 30, 1999


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


                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)
                        NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

 Cash and cash equivalents                                     $   2,210

 Receivables and deposits                                          1,010

 Restricted escrows                                                  750

 Other assets                                                        523

 Investment properties:

    Land                                         $   3,023

    Buildings and related personal property         32,784

                                                    35,807

    Less accumulated depreciation                  (25,068)       10,739

                                                               $  15,232


Liabilities and Partners' Deficit


Liabilities

 Accounts payable                                              $     134

 Tenant security deposit liabilities                                 155

 Accrued property taxes                                              696

 Other liabilities                                                   313

 Mortgage notes payable                                           24,295


Partners' Deficit

 General partner's                               $    (273)

 Limited partners' (48,049 units issued

   and outstanding)                                (10,088)      (10,361)

                                                               $  15,232


          See Accompanying Notes to Consolidated Financial Statements


b)
                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Three Months Ended        Six Months Ended

                                       June 30,                  June 30,

                                  1999          1998       1999          1998

Revenues:

 Rental income                 $  2,135      $  2,018   $  4,207      $  4,040

 Other income                       116           144        191           275

   Total revenues                 2,251         2,162      4,398         4,315


Expenses:

 Operating                          745           736      1,481         1,508

 General and administrative          58            54        122           130

 Depreciation                       355           333        709           666

 Interest                           481           481        962           949



 Property taxes                     188           195        377           376

   Total expenses                 1,827         1,799      3,651         3,629


Net income                     $    424      $    363   $    747      $    686


Net income allocated

 to general partner (1%)       $      4      $      4   $      7      $      7


Net income allocated

 to limited partners (99%)          420           359        740           679

                               $    424      $    363   $    747      $    686

Net income per limited

 partnership unit              $   8.74      $   7.47   $  15.40      $  14.13


          See Accompanying Notes to Consolidated Financial Statements


 c)
                         NATIONAL PROPERTY INVESTORS III

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership   General     Limited

                                   Units      Partner     Partners      Total


Original capital contributions    48,049      $     1    $  24,025   $  24,026


Partners' deficit at

   December 31, 1998              48,049      $  (280)   $ (10,828)  $ (11,108)


Net income for the six months

ended June 30, 1999                   --            7          740         747



Partners' deficit at

   June 30, 1999                  48,049      $  (273)   $ (10,088)  $ (10,361)


          See Accompanying Notes to Consolidated Financial Statements


d)
                        NATIONAL PROPERTY INVESTORS III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended

                                                                June 30,

                                                          1999            1998

Cash flows from operating activities:

  Net income                                           $    747        $    686

  Adjustments to reconcile net income to net

  cash provided by operating activities:

   Depreciation                                             709             666

   Amortization of loan costs                                48              40

   Change in accounts:

      Receivables and deposits                             (439)             44

      Other assets                                          179              19

      Accounts payable                                       16               9

      Tenant security deposit liabilities                    21               4



      Accrued property taxes                                 49              46

      Other liabilities                                       1              14


       Net cash provided by operating activities          1,331           1,528


Cash flows used in investing activities:

  Property improvements and replacements                   (328)           (296)

  Net withdrawals from (deposits to) restricted

       escrows                                                7            (133)


       Net cash used in investing activities               (321)           (429)


Cash flows used in financing activities:

  Payments on mortgage notes payable                        (43)            (35)


Net increase in cash and cash equivalents                   967           1,064


Cash and cash equivalents at beginning of period          1,243           1,508



Cash and cash equivalents at end of period             $  2,210        $  2,572


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $    914        $    879


          See Accompanying Notes to Consolidated Financial Statements


e)
                        NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The Partnership's financial statements include the accounts of National Pinetree, LP, "a Limited Partnership Inc." which the Partnership owns a 99% Limited Partnership interest, and of Summerwalk NPI III, LP, "a Limited Partnership Inc." which the Partnership owns a 99.9% interest. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 1999 and 1998:


                                                               1999        1998

                                                                (in thousands)

Property management fees (included in operating

  expenses)                                                    $217        $216

Reimbursement for services of affiliates (included in

  investment properties and operating and general and

  administrative expenses)                                       76         102


During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $217,000 and $216,000 for the six months ended June 30, 1999 and 1998, respectively, including approximately $3,000 and $18,000 of construction services reimbursements during the six months ended June 30, 1999 1998 respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $76,000 and $102,000 for the six months ended June 30, 1999 and 1998, respectively.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 11,978.83 (24.93%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $448 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,472.00 units. As a result, AIMCO and its affiliates currently own 25,118 units of limited partnership interest in the Partnership representing 52.28% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in Illinois, North Carolina, and Florida. The Partnership rents apartment units to people for terms that are typically twelve months or less.

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other       Totals
Rental income                            $ 4,207       $    --      $ 4,207
Other income                                 189             2          191
Interest expense                             931            --          962
Depreciation                                 709            --          709
General and administrative expense            --           122          122
Segment profit (loss)                        867          (120)         747
Total assets                              15,156            76       15,232
Capital expenditures for investment
properties                                   328            --          328

1998
                                         Residential     Other       Totals
Rental income                            $ 4,040       $    --      $ 4,040
Other income                                 239            36          275



Interest expense                             949            --          949
Depreciation                                 666            --          666
General and administrative expense            --           130          130
Segment profit (loss)                        780           (94)         686
Total assets                              14,240         1,987       16,227
Capital expenditures for investment
properties                                   296            --          296


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the six months ended June 30, 1999 and 1998:


                                             Average Occupancy

Property                                    1999            1998

Lakeside Apartments                          95%            94%

  Lisle, Illinois

Pinetree Apartments                          95%            92%

  Charlotte, North Carolina (1)

Summerwalk Apartments                        97%            98%

  Winter Park, Florida


(1) The Managing General partner attributes the increase in occupancy at Pinetree Apartments to a strong local rental market and increased marketing efforts.

Results of Operations

The Partnership's net income for the three and six month periods ended June 30, 1999 and 1998, was approximately $424,000 and $747,000 respectively. During the three and six month periods ending June 30, 1998, the Partnership had net income of approximately $363,000 and $686,000 respectively.

Net Income for the three and six months ending June 30, 1999, increased primarily due to increases in total revenues which were partially offset by increases in total expenses. The increase in total revenues for the three and six month periods is due to increased rental income as a result of increased rental rates at all of the Partnership's properties in addition to the increase in average occupancy at two of the Partnership's properties. These increase were partially offset by decreases in other income primarily due to a decrease in fees collections at Lakeside. The decrease in other income is also due to a decrease in interest income as a result of lower average cash balances in interest bearing accounts. Total expenses increased for the three and six month periods due to increased depreciation expense as a result of new capital assets placed in service at Lakeside during the past year. The decrease in operating expenses for the six month period due to reduced salary expenses at Summerwalk and Lakeside in addition to reduced utility expenses at Lakeside. Operating expenses increased for the three month period ending June 30, 1999, primarily as a result of the property bonuses and legal expenses paid during the second quarter.

Included in general and administrative expenses for the six months ended June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $2,210,000 as compared to approximately $2,572,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased approximately $967,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $1,331,000 of cash provided by operating activities, which was partially offset by approximately $321,000 of cash used in investing activities and approximately $43,000 of cash used in financing activities. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consists of payments of principal made on the mortgages encumbering Pinetree and Summerwalk Apartments. The Partnership invests its working capital reserves in a money market account.

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

Lakeside Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $150,000 of capital improvements at Lakeside Apartments consisting primarily of structural improvements, carpet replacement and water heaters. These improvements were funded from operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $362,000 of capital improvements over the next few years. Capital improvements planned for 1999 which include certain of the required improvements and consist of, but are not limited to, carpet and vinyl replacements, electrical upgrades, heating systems, landscaping, painting and appliances, and structural improvements. These improvements are expected to cost approximately $473,000.

Pinetree Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $41,000 of capital improvements at Pinetree Apartments consisting of carpet replacement, appliances and landscaping. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $274,000 of capital improvements over the next few years. Capital improvements planned for 1999 which include certain of the required improvements and consist of, but are not limited to, carpet replacements, appliances, roof repairs, painting, landscaping, and other building repairs and improvements. These improvements are expected to cost approximately $305,000.

Summerwalk Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $137,000 of capital improvements at Summerwalk Apartments consisting of carpet replacement, electrical upgrades, building improvements, and appliances. These improvements were funded from operating cash flows and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $505,000 of capital improvements over the next few years. Capital improvements planned for 1999 which include certain of the required improvements and consist of, but are not limited to, carpet replacements, appliances, landscaping, structural improvements, electrical upgrades and painting. These improvements are expected to cost approximately $636,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $24,295,000 is being amortized over varying periods with balloon payments due over periods ranging from July 2001 to January 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No distributions were made during the six months ended June 30, 1999 or 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Casualty Event

In July 1998, a fire occurred at Lakeside Apartments that destroyed one building at the complex, consisting of 22 units. The fire is covered by insurance.
Total insurance proceeds are estimated to cover the cost of replacement of the assets. Currently, replacement costs and rent loss are estimated to be approximately $1,554,000. No insurance proceeds have been received to date.
The construction to rebuild the damaged building is almost completed and is estimated to be fully completed by the end of the third quarter of 1999.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 11,978.83 (24.93%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $448 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,472.00 units. As a result, AIMCO and its affiliates currently own 25,118 units of limited partnership interest in the Partnership representing 52.28% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b)   Reports on Form 8-K:

               None were filed during the quarter ended June 30, 1999.


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



                                   NATIONAL PROPERTY INVESTORS III


                                   By:        NPI EQUITY INVESTMENTS, INC.
                                              Its Managing General Partner

                                   By:        /s/Patrick J. Foye
                                              Patrick J. Foye
                                              Executive Vice President

                                   By:        /s/Carla R. Stoner
                                              Carla R. Stoner
                                              Senior Vice President
                                              Finance and Administration

                                   Date: