Form 10QSB
period 1999-09-30
NATIONAL PROPERTY INVESTORS III
filed 1999-11-12
CIK 310485

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-9567


                        NATIONAL PROPERTY INVESTORS III
       (Exact name of small business issuer as specified in its charter)



        California                                      13-2974428
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                         55 Beattie Place, PO Box 1089
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
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                              $  3,727
Receivables and deposits                                                    492
Restricted escrows                                                          738
Other assets                                                                590
Investment properties:
Land                                                     $  3,023
Buildings and related personal property                    33,001
                                                           36,024
Less accumulated depreciation                             (25,339)       10,685
                                                                       $ 16,232
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                       $    156
Tenant security deposit liabilities                                         171
Accrued property taxes                                                      616
Other liabilities                                                           457
Mortgage notes payable                                                   24,270

Partners' Deficit
General partner                                          $   (263)
Limited partners (48,049 units
issued and outstanding)                                    (9,175)       (9,438)
                                                                       $ 16,232


          See Accompanying Notes to Consolidated Financial Statements

b)


                        NATIONAL PROPERTY INVESTORS III
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                        1999        1998       1999       1998
Revenues:
Rental income                          $2,114      $1,957     $6,321     $5,997
Other income                              112         124        303        399
Casualty gain                           1,330          --      1,330         --
Total revenues                          3,556       2,081      7,954      6,396

Expenses:
Operating                                 737         777      2,218      2,285
General and administrative                108          50        230        180
Depreciation                              271         368        980      1,034
Interest                                  498         482      1,460      1,431
Property taxes                            189         187        566        563
Total expenses                          1,803       1,864      5,454      5,493

Income before extraordinary item        1,753         217      2,500        903
Extraordinary loss on early
extinguishment of debt                   (160)         --       (160)        --

Net income                             $1,593      $  217     $2,340     $  903

Net income allocated
to general partner (1%)                $   16      $    2     $   23     $    9
Net income allocated
to limited partners (99%)               1,577         215      2,317        894
                                       $1,593      $  217     $2,340     $  903
Per limited partnership unit:
Income before extraordinary item       $36.11      $ 4.47     $51.51     $18.61
Extraordinary loss                      (3.29)         --      (3.29)        --
Net income                             $32.82      $ 4.47     $48.22     $18.61

Distributions per limited
partnership unit                       $13.82      $   --     $13.82     $   --


          See Accompanying Notes to Consolidated Financial Statements

c)

                        NATIONAL PROPERTY INVESTORS III
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership    General     Limited
                                    Units       Partner     Partners      Total

Original capital contributions     48,049     $      1     $ 24,025    $ 24,026

Partners' deficit at
December 31, 1998                  48,049     $   (280)    $(10,828)   $(11,108)


Net income for the nine months
ended September 30, 1999               --            23       2,317       2,340

Distributions to partners              --           (6)        (664)       (670)

Partners' deficit
at September 30, 1999              48,049     $   (263)    $ (9,175)   $ (9,438)


          See Accompanying Notes to Consolidated Financial Statements


d)
                        NATIONAL PROPERTY INVESTORS III
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                              1999        1998
Cash flows from operating activities:
Net income                                                $ 2,340      $   903
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                  980        1,034
Amortization of loan costs                                     72           63
Casualty gain                                              (1,330)          --
Loss on early extinguishment of debt                          160           --
Change in accounts:
Receivables and deposits                                     (354)         139
Other assets                                                   72           23
Accounts payable                                               38           42
Tenant security deposit liabilities                            37          (19)
Accrued property taxes                                        (31)         (43)
Other liabilities                                             145           17

Net cash provided by operating activities                   2,129        2,159

Cash flows from investing activities:
Property improvements and replacements                       (545)        (649)
Net withdrawals from (deposits to) restricted escrows          19         (218)
Net insurance proceeds received                             1,763           --

Net cash provided by (used in) investing
activities                                                  1,237         (867)

Cash flows from financing activities:
Payments on mortgage notes payable                            (68)         (56)
Prepayment penalty                                           (144)          --
Distributions to partners                                    (670)          --
Net cash used in financing activities                        (882)         (56)

Net increase in cash and cash equivalents                   2,484        1,236

Cash and cash equivalents at beginning of period            1,243        1,508
Cash and cash equivalents at end of period                $ 3,727      $ 2,744

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $ 1,388      $ 1,337


          See Accompanying Notes to Consolidated Financial Statements


e)
                        NATIONAL PROPERTY INVESTORS III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The Partnership's financial statements include the accounts of National Pinetree, LP, a limited partnership in which the Partnership owns a 99% limited partnership interest, and of Summerwalk NPI III, LP, a limited partnership in which the Partnership owns a 99.9% limited partnership interest. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses)      $331      $323

Reimbursement for services of affiliates (included in investment properties and operating and general and

  administrative expenses)                                      117       150

Partnership management fee (included in general and
  administrative expenses)                                       60        --


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $331,000 and $323,000 for the nine months ended September 30, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $117,000 and $150,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these amounts are approximately $3,000 and $24,000 of construction services reimbursements during the nine months ended September 30, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $60,000 during the nine months ended September 30, 1999 in connection with the distribution paid to the partners. No such fee was paid during the nine months ended September 30, 1998.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 11,978.83 (24.93% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $448 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,472.00 units. As a result, AIMCO and its affiliates currently own 27,790.00 units of limited partnership interest in the Partnership representing 57.84% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

NOTE D - DISTRIBUTIONS

During the nine months ended September 30, 1999, the Partnership distributed approximately $670,000 (approximately $664,000 to limited partners or $13.82 per limited partnership unit) from operations.

There were no distributions during the nine months ended September 30, 1998.

NOTE E - CASUALTY EVENTS

In July 1998, a fire occurred at Lakeside Apartments that destroyed one building at the complex, consisting of 22 units. The repair costs are covered by insurance. In 1998, estimated insurance proceeds were recognized only to the extent of the write-off of destroyed assets of approximately $225,000. During the nine months ended September 30, 1999, net insurance proceeds of approximately $1,554,000 were received to cover replacement costs and the construction is complete. During the nine months ended September 30, 1999, the Partnership recognized a casualty gain of approximately $1,330,000.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. Demolition has been completed and reconstruction should be completed by the end of the first quarter 2000. At September 30, 1999, net insurance proceeds of approximately $209,000 have been received. The Managing General Partner is still evaluating the income statement impact and therefore all activity is reflected on the consolidated balance sheet.

NOTE F - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes, one each in Illinois, North Carolina, and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the nine month periods ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential     Other      Totals

Rental income                          $ 6,321      $    --     $ 6,321
Other income                               300            3         303
Casualty gain                            1,330           --       1,330
Interest expense                         1,460           --       1,460
Depreciation                               980           --         980
General and administrative expense          --          230         230
Extraordinary loss on early
  extinguishment of debt                  (160)          --        (160)
Segment profit (loss)                    2,567         (227)      2,340
Total assets                            16,073          159      16,232
Capital expenditures for investment
  properties                               545           --         545

                1998                 Residential     Other     Totals

Rental income                          $ 5,997      $    --    $ 5,997
Other income                               339           60        399
Interest expense                         1,431           --      1,431
Depreciation                             1,034           --      1,034
General and administrative expense          --          180        180
Segment profit (loss)                    1,023         (120)       903
Total assets                            15,435        2,282     17,717
Capital expenditures for investment
  properties                               649           --        649


NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE H - SUBSEQUENT EVENT - REFINANCING

On October 15, 1999, the Partnership refinanced the mortgage encumbering Pinetree Apartments. Interest on the old mortgage was 9.87%. The refinancing replaced indebtedness of $2,152,000 with a new mortgage in the amount of $5,000,000. Payments of approximately $41,000 are due on the first day of each month until the loan matures on November 1, 2019. The prior note was scheduled to mature in July 1, 2001. The lender also required a repair escrow of approximately $67,000 to be established. As of September 30, 1999, the Partnership recognized a loss on the early extinguishment of debt of approximately $160,000 consisting of the write-off of unamortized loan costs and a prepayment penalty.


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

The Partnership's investment properties consists of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Lakeside Apartments                         92%        93%
Lisle, Illinois
Pinetree Apartments                         95%        92%
Charlotte, North Carolina (1)
Summerwalk Apartments                       96%        98%
Winter Park, Florida

(1) The Managing General Partner attributes the increase in occupancy at Pinetree Apartments to a strong local rental market and increased marketing efforts.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 1999 was approximately 1,593,000 and $2,340,000, respectively. During the three and nine month periods ended September 30, 1998, the Partnership had net income of approximately $217,000 and $903,000, respectively.

The increase in net income for the three and nine months ended September 30, 1999, is primarily due to an increase in total revenues and a decrease in total expenses partially offset by the extraordinary loss on the early extinguishment of the debt encumbering Pinetree Apartments recognized during the three months ended September 30, 1999. The increase in total revenue is primarily due to an increase in casualty gain and rental income. The increase in casualty gain is due to insurance proceeds received related to the July 1998 fire at Lakeside Apartments (see discussion below). The increase in rental income is primarily due to the increase in average rental rates at all three of the Partnership's investment properties. The decrease in total expenses is primarily due to a decrease in depreciation expense partially offset by an increase in general and administrative expense. The decrease in depreciation expense is primarily due to assets becoming fully depreciated during the previous twelve months. The increase in general and administrative expense is primarily due to the Partnership management fee paid to the Managing General Partner in connection with the distribution during the third quarter of 1999. The extraordinary loss on the early extinguishment of the debt encumbering Pinetree Apartments includes the write-off of unamortized loan costs and a prepayment penalty (see further discussion below).

Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $3,727,000 as compared to approximately $2,744,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents increased approximately $2,484,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $2,129,000 of cash provided by operating activities and approximately $1,237,000 of cash provided by investing activities, which was partially offset by approximately $882,000 of cash used in financing activities. Cash provided by investing activities consists of insurance proceeds and net withdrawals from restricted escrows maintained by the mortgage lenders partially offset by property improvements and replacements. Cash used in financing activities consists of distributions to the partners and payments of principal made on the mortgages encumbering the Pinetree and Summerwalk Apartments. The Partnership invests its working capital reserves in a money market account.

On October 15, 1999, the Partnership refinanced the mortgage encumbering Pinetree Apartments. Interest on the old mortgage was 9.87%. The refinancing replaced indebtedness of $2,152,000 with a new mortgage in the amount of $5,000,000. Payments of approximately $41,000 are due on the first day of each month until the loan matures on November 1, 2019. The prior note was scheduled to mature in July 1, 2001. The lender also required a repair escrow of approximately $67,000 be established. As of September 30, 1999, the Partnership recognized a loss on the early extinguishment of debt of approximately $160,000 consisting of the write-off of unamortized loan costs and a prepayment penalty.

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

Lakeside Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $310,000 of capital improvements at Lakeside Apartments consisting primarily of structural improvements, carpet replacement, parking lot resurfacing and landscaping. The structural improvements, parking lot resurfacing, and landscaping are substantially complete as of September 30, 1999. These improvements were funded from operating cash flows and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $362,000 of capital improvements over the next few years. Capital improvements budgeted for 1999 include certain of the required improvements and consist of, but are not limited to, carpet and vinyl replacements, electrical upgrades, heating systems, landscaping, appliances, and structural improvements. These improvements are expected to cost approximately $473,000.

Pinetree Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $55,000 of capital improvements at Pinetree Apartments consisting of carpet and vinyl replacement, appliances and landscaping. These improvements were funded from replacement reserves and operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $274,000 of capital improvements over the next few years. Capital improvements budgeted for 1999 include certain of the required improvements and consist of, but are not limited to, carpet replacements, appliances, roof replacements, landscaping, and other building improvements. These improvements are expected to cost approximately $305,000.

Summerwalk Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $180,000 of capital improvements at Summerwalk Apartments consisting of carpet and vinyl replacement, electrical upgrades, building improvements, and appliances. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $505,000 of capital improvements over the next few years. Capital improvements budgeted for 1999 include certain of the required improvements and consist of, but are not limited to, carpet replacements, appliances, landscaping, structural improvements and electrical upgrades. These improvements are expected to cost approximately $636,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $22,118,000 encumbering Lakeside Apartments and Summerwalk Apartments is being amortized over varying periods with balloon payments due over periods ranging from November 2003 to January 2008. The debt encumbering Pinetree Apartments was refinanced on October 15, 1999 (see discussion above). The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

A distribution was made during the nine months ended September 30, 1999 in the amount of $670,000 (approximately $664,000 to limited partners or $13.82 per limited partnership unit). No distributions were made during the nine months ended September 30, 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Casualty Events

In July 1998, a fire occurred at Lakeside Apartments that destroyed one building at the complex, consisting of 22 units. The fire was covered by insurance. In 1998, estimated insurance proceeds were recognized only to the extent of the write-off of destroyed assets of approximately $225,000. During the nine months ended September 30, 1999, net insurance proceeds of approximately $1,554,000 were received to cover replacement costs and the construction is complete. During the nine months ended September 30, 1999, the Partnership recognized a casualty gain of approximately $1,330,000.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. Demolition has been completed and reconstruction should be completed by the end of the first quarter 2000. Net insurance proceeds of approximately $209,000 have been received. The Managing General Partner is still evaluating the income statement impact and therefore all activity is reflected on the consolidated balance sheet.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 11,978.83 (24.93% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $448 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,472.00 units. As a result, AIMCO and its affiliates currently own 27,790.00 units of limited partnership interest in the Partnership representing 57.84% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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


                              NATIONAL PROPERTY INVESTORS III


                              By:  NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: