Form 10KSB
period 1999-12-30
NATIONAL PROPERTY INVESTORS III
filed 2000-03-29
CIK 310485

March 29, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   National Property Investors III
      Form 10-KSB
      File No. 0-9567


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark  One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 1999

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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $10,384,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                           Prospectus and Supplements

                                     PART I

Item 1.     Description of Business

National Property Investors III (the "Partnership" or the "Registrant") is a California limited partnership formed as of February 1, 1979. The Partnership is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), a Florida corporation, became the Partnership's Managing General Partner on June 21, 1991. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO") (See "Transfers of Control".) The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

In 1980, during its acquisition phase, the Partnership acquired six existing apartment properties. The Partnership continues to own and operate three of these properties. (See "Item 2. Description of Properties".)

Reference is made to the Prospectus of the Partnership dated October 24, 1979, as supplemented by Supplements dated January 24, 1980, April 24, 1980, July 16, 1980, September 3, 1980, October 2, 1980, and October 16, 1980, which have been filed pursuant to rules 424(b) and 424(c) under the Securities Act of 1933, as amended, all of which are incorporated herein by reference. The Prospectus was filed as part of the Partnership's Registration Statement filed with the Securities and Exchange Commission pursuant to which 66,000 units of Limited Partnership Interest (the "Units") were registered. The Partnership sold 48,049 units aggregating $24,024,500. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 1999 and 1998.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfers of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                  Date of
Properties                        Purchase       Type of Ownership           Use

Pinetree Apartments               07/01/80  Fee ownership subject to     Apartment
  Charlotte, North Carolina                 a first deed of trust (1)    220 units

Lakeside Apartments               12/18/80  Fee ownership subject to     Apartment
  Lisle, Illinois                           a first deed of trust        568 units

Summerwalk Apartments (1)         12/24/80  Fee ownership subject to     Apartment
  Winter Park, Florida                      a first deed of trust (2)    306 units

(1) Property is held by a Limited Partnership of which the Partnership owns a 99% interest.

(2) Property is held by a Limited Partnership of which the Partnership owns a 99.9% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                           Gross
                          Carrying    Accumulated                          Federal
Properties                  Value    Depreciation     Rate     Method     Tax Basis
                              (in thousands)                            (in thousands)

Pinetree Apartments        $ 6,607      $ 4,741    5-27.5 yrs    S/L       $ 1,829

Lakeside Apartments         23,173       15,230    5-27.5 yrs    S/L         6,989

Summerwalk Apartments        8,120        5,664    5-27.5 yrs    S/L         2,310

                           $37,900      $25,635                            $11,128

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note K - Change in Accounting Principle".

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                       Principal
                           Balance At    Stated                             Balance
                          December 31,  Interest   Period     Maturity      Due At
Properties                    1999        Rate    Amortized     Date     Maturity (2)
                         (in thousands)                                 (in thousands)

Pinetree Apartments         $ 4,991      7.65%%    20 yrs     11/01/19       $   --

Lakeside Apartments          17,200      7.33%       (1)      11/01/03       17,200

Summerwalk Apartments         4,902      7.13%     30 yrs     01/01/08        4,312
                            $27,093                                         $21,512

(1)   Monthly payments are interest only.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loan.

On October 15, 1999, the Partnership refinanced the mortgage encumbering Pinetree Apartments. The interest rate on the new mortgage is 7.65% compared to the interest rate on the old mortgage of 9.87%. The refinancing replaced indebtedness of approximately $2,154,000 with a new mortgage in the amount of $5,000,000. Payments of approximately $41,000 are due on the first day of each month until the loan matures on November 1, 2019. The prior note was scheduled to mature in July 1, 2001. The lender also required that a repair escrow of approximately $67,000 be established. Total capitalized loan costs were approximately $76,000 during the year ended December 31, 1999. During the year ended December 31, 1999, the Partnership recognized a loss on the early extinguishment of debt of approximately $158,000 consisting of the write-off of unamortized loan costs and a prepayment penalty.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                      (per unit)

 Properties                       1999            1998          1999        1998

 Pinetree Apartments            $ 6,958         $ 6,687         94%          92%

 Lakeside Apartments              9,893           9,541         93%          91%

 Summerwalk Apartments            6,776           6,403         95%          98%

The Managing General Partner atttributes the decrease in occupancy at Summerwalk to the July 1999 fire that destroyed one building consisting of eight units.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No individual tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for the properties:

                                                1999            1999
                                               Billing          Rate
                                           (in thousands)

       Pintree Apartments                       $ 60            1.36%

       Lakeside Apartments                       540            6.83%

       Summerwalk Apartments                     121            1.95%

Capital Improvements

Pinetree Apartments

The Partnership completed approximately $297,000 in capital expenditures at Pinetree Apartments as of December 31, 1999, consisting primarily of floor covering replacements, major landscaping, exterior painting and structural improvements. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $66,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lakeside Apartments

The Partnership completed approximately $1,892,000 in capital expenditures at Lakeside Apartments as of December 31, 1999, consisting primarily of floor covering replacements, heating improvements, major landscaping, exterior painting, parking lot enhancements, appliances, and structural improvements. These improvements were funded from operations, replacement reserves, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $170,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

The Partnership completed approximately $433,000 in capital expenditures at Summerwalk Apartments as of December 31, 1999, consisting primarily of floor covering replacements, exterior painting, structural improvements, appliances, and electrical upgrades. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $91,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for the  Partnership's  Common  Equity and  Related  Stockholder
         Matters

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units aggregating $24,025,500. As of December 31, 1999, the Partnership had 48,049 units outstanding held by 1,037 limited partners of record. Affiliates of the Managing General Partner owned 33,132 units or 68.95% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999 (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                        Aggregate            Per Unit
                                      (in thousands)

       01/01/98 - 12/31/98             $ 2,100 (1)            $43.50
       01/01/99 - 12/31/99                 670 (2)             13.82

(1) Consists of $1,040,000 of cash from operations and $1,060,000 of cash from proceeds of the Summerwalk refinancing.

(2) Distribution was made from cash from operations.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 33,132 limited partnership units in the Partnership representing 68.95% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matter, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1999 was approximately $2,760,000 compared to approximately $996,000 for the year ended December 31, 1998.

The increase in net income is primarily due to an increase in total revenues partially offset by the extraordinary loss on the early extinguishment of the debt encumbering Pinetree Apartments recognized during the year ended December 31, 1999 (see discussion below) and, to a lesser extent, a slight increase in total expenses. The increase in total revenues is primarily due to the recognition of a casualty gain in 1999 (see discussion below) and an increase in rental income. The increase in rental income is primarily due to the increase in average rental rates at all three of the Partnership's investment properties and an increase in average occupancy at Pinetree Apartments and Lakeside Apartments. The slight increase in total expenses is primarily due to an increase in interest expense largely offset by a decrease in operating expense. The increase in interest expense is primarily due to the refinancing of the debt encumbering Pinetree Apartments, for which the new mortgage is approximately $2,800,000 higher than the previous one. The decrease in operating expense is primarily due to a decrease in maintenance and insurance expenses. The decrease in maintenance expense is primarily due to a decrease in interior building improvements at Pinetree Apartments and decreases in pool repairs and floor covering repairs at Lakeside Apartments. The decrease in insurance expense is due to a change in the insurance carrier for all of the Partnership's investment properties in late 1998.

In July 1998, a fire occurred at Lakeside Apartments that destroyed one building at the complex, consisting of 22 units. The repair costs are covered by insurance. In 1998, estimated insurance proceeds were recognized only to the extent of the write-off of destroyed assets of approximately $225,000. During the twelve months ended December 31, 1999, net insurance proceeds of approximately $1,456,000 were received to cover replacement costs and the construction is complete. During the year ended December 31, 1999, the Partnership recognized a casualty gain of approximately $1,230,000.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs are covered by insurance. Demolition has been completed and reconstruction should be completed by the end of the first quarter 2000. Net insurance proceeds of approximately $209,000 have been received. During the year ended December 31, 1999, the Partnership recognized a casualty gain of approximately $232,000.

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

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $280,000 ($5.77 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Capital Resources and Liquidity

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $5,577,000 compared to approximately $1,243,000 at December 31, 1998. For the year ended December 31, 1999, cash and cash equivalents increased by approximately $4,334,000. The increase in cash and cash equivalents is due to approximately $3,252,000 of cash provided by operating activities and approximately $1,867,000 of cash provided by financing activities, which was partially offset by approximately $785,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net insurance proceeds and net withdrawals from escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted primarily of proceeds from the refinancing of the Pinetree Apartments mortgage partially offset by principal payments on the mortgages encumbering the Partnership's properties, distributions to partners, a prepayment penalty and loan costs. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $328,200. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

On October 15, 1999, the Partnership refinanced the mortgage encumbering Pinetree Apartments. The interest rate on the new mortgage is 7.65% compared to the interest rate on the old mortgage of 9.87%. The refinancing replaced indebtedness of $2,154,000 with a new mortgage in the amount of $5,000,000. Payments of approximately $41,000 are due on the first day of each month until the loan matures on November 1, 2019. The prior note was scheduled to mature in July 1, 2001. The lender also required a repair escrow of approximately $67,000 be established. Total capitalized loan costs were approximately $76,000 during the year ended December 31, 1999. During the year ended December 31, 1999, the Partnership recognized a loss on the early extinguishment of debt of approximately $158,000 consisting of the write-off of unamortized loan costs and a prepayment penalty.

The Partnership's current assets are though to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $27,093,000 is being amortized over varying periods with balloon payments due over periods ranging from November 2003 to January 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

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

During the year ended December 31, 1999, the Partnership distributed approximately $670,000 (approximately $664,000 to the limited partners or $13.82 per limited partnership unit) from operations. During the year ended December 31, 1998, the Partnership distributed approximately $1,060,000 ($22.06 per limited partnership unit) from the proceeds relating to the refinancing of the mortgage encumbering Summerwalk Apartments and approximately $1,040,000 ($21.44 per limited partnership unit) of cash flow from operations.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 33,132 limited partnership units in the Partnership representing 68.95% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership has not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS III

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

The Partners
National Property Investors III

We have audited the accompanying consolidated balance sheet of National Property Investors III as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note K to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                         NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                $  5,577
   Receivables and deposits                                                      398
   Restricted escrows                                                            720
   Other assets                                                                  644
   Investment properties (Notes D and E):
      Land                                                    $  3,023
      Buildings and related personal property                   34,877
                                                                37,900

      Less accumulated depreciation                            (25,635)       12,265
                                                                            $ 19,604

Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                           273
      Tenant security deposits payable                                           177
      Accrued property taxes                                                     644
      Other liabilities                                                          435
      Mortgage notes payable (Note D)                                         27,093

Partners' Deficit
   General partner                                             $  (258)
   Limited partners (48,049 units issued and
      outstanding)                                              (8,760)       (9,018)
                                                                            $ 19,604

              See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)

                                                           Years Ended December 31,
                                                              1999         1998
Revenues:
   Rental income                                             $ 8,468      $ 7,953
   Other income                                                  454          494
   Casualty gain                                               1,462           --
      Total revenues                                          10,384        8,447

Expenses:
   Operating                                                   2,982        3,048
   General and administrative                                    329          334
   Depreciation                                                1,431        1,396
   Interest                                                    1,969        1,912
   Property taxes                                                755          761
      Total expenses                                           7,466        7,451

Income before extraordinary item                               2,918          996
Extraordinary loss on early extinguishment of debt              (158)          --

Net income                                                   $ 2,760       $  996

Net income allocated to general partner (1%)                  $   28         $ 10
Net income allocated to limited partners (99%)                 2,732          986
                                                             $ 2,760       $  996
Per limited partnership unit:

Income before extraordinary item                             $ 60.12      $ 20.52
Extraordinary loss on early extinguishment of debt             (3.26)          --

Net income                                                   $ 56.86      $ 20.52

Distributions per limited partnership unit                   $ 13.82      $ 43.50

              See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                        Limited
                                      Partnership    General    Limited
                                         Units       Partner    Partners      Total

Original capital contributions           48,049        $ 1      $ 24,025    $ 24,025

Partners' deficit at
  December 31, 1997                      48,049      $ (280)    $ (9,724)   $(10,004)

Distributions to partners                    --         (10)      (2,090)     (2,100)

Net income for the year ended
  December 31, 1998                          --           10         986         996

Partners' deficit at
  December 31, 1998                      48,049         (280)    (10,828)    (11,108)

Distribution to partners                     --           (6)       (664)       (670)

Net income for the year ended
  December 31, 1999                          --           28       2,732       2,760

Partners' deficit at
  December 31, 1999                      48,049      $ (258)    $ (8,760)   $ (9,018)

              See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

                      CONSOLDIATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                             Years Ended December 31,
                                                                 1999         1998
Cash flows from operating activities:
  Net income                                                    $ 2,760       $  996
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                   1,431        1,396
   Amortization of loan costs                                        96           87
   Casualty gain                                                 (1,462)          --
   Extraordinary loss on early extinguishment of debt               158           --
   Change in accounts:
      Receivables and deposits                                       16           53
      Other assets                                                   70           24
      Accounts payable                                               45           84
      Tenant security deposit payable                                43          (24)
      Accrued property taxes                                         (3)          41
      Other liabilities                                              98           17
          Net cash provided by operating activities               3,252        2,674

Cash flows from investing activities:
  Net withdrawals from restricted escrows                            37            3
  Property improvements and replacements                         (2,487)        (766)
  Net insurance proceeds received                                 1,665           --
          Net cash used in investing activities                    (785)        (763)

Cash flows from financing activities:
  Mortgage principal payments                                       (91)         (76)
  Repayment of mortgage note payable                             (2,154)          --
  Proceeds from mortgage note payable                             5,000           --
  Distributions to partners                                        (670)      (2,100)
  Loan costs paid                                                   (76)          --
  Prepayment penalty                                               (142)          --
          Net cash provided by (used in) financing
            activities                                            1,867       (2,176)

Net increase (decrease) in cash and cash equivalents              4,334         (265)

Cash and cash equivalents at beginning of year                    1,243        1,508

Cash and cash equivalents at end of year                        $ 5,577      $ 1,243

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,859      $ 1,795

Supplemental disclosure of non-cash information:
  Insurance proceeds receivable recognized related to
    Lakeside casualty event                                      $   --       $  225
Property improvements and replacements included in
    accounts payable and other liabilities                       $  135       $   --

              See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

                   Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

National Property Investors III (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Laws of California as of February 1, 1979, for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Transfers of Control"). A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500. In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2005, or sooner, in accordance with the terms of the Partnership Agreement. The Partnership commenced operations in the beginning of 1980 and completed its acquisition of apartment properties by the end of 1980. The Partnership operates two apartment properties located in the Southeast and one apartment property located in the Midwest.

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

Cash and Cash Equivalents

Consists of cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective, January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note K).

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Advertising Costs

Advertising costs of approximately $136,000 in 1999 and approximately $138,000 in 1998 were charged to expense as incurred and are included in operating expenses.

Loan Costs

Loan  costs of  approximately  $696,000  are  included  in other  assets  in the
accompanying   consolidated   balance  sheet  and  are  being   amortized  on  a
straight-line basis over the life of the loans. At December 31, 1999, accumulated amortization is approximately $226,000. Amortization of loan costs is included in interest expense.

Fair Value of Financial Statements

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

Restricted Escrows

      Replacement Reserve Escrow: The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 1999, the balance in these accounts is approximately $720,000.

Allocation of Income, Loss and Distributions

Net income, loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosure.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for properties management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 1999 and 1998:

                                                                1999      1998
                                                                (in thousands)

Property management fees (included in operating                $ 445      $ 427
  expenses)

Reimbursement for services of affiliates
  (included in investment properties, operating expenses
  and general and administrative expenses)                       189        192

Partnership management fee (included in general and
  administrative expenses)                                        60        100

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $445,000 and $427,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $189,000 and $192,000 for the years ended December 31, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. Under this provision, the Managing General Partner was paid approximately $60,000 and $100,000 in 1999 and 1998, respectively.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 33,132 limited partnership units in the Partnership representing 68.95% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                  Principal       Monthly                                Principal
                  Balance At      Payment      Stated                     Balance
                 December 31,    Including    Interest    Maturity        Due At
                     1999         Interest      Rate        Date         Maturity
                       (in thousands)                                 (in thousands)
Properties

Lakeside           $17,200       $   105 (1)    7.33%     11/01/03        $17,200
Pinetree             4,991            41        7.65%     11/01/19             --
Summerwalk           4,902            34        7.13%     01/01/08          4,312
                   $27,093       $   180                                  $21,512

(1)   Amount is interest only.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On October 15, 1999, the Partnership refinanced the mortgage encumbering Pinetree Apartments. The interest rate on the new mortgage is 7.65% compared to the interest rate on the old mortgage of 9.87%. The refinancing replaced indebtedness of approximately $2,154,000 with a new mortgage in the amount of $5,000,000. Payments of approximately $41,000 are due on the first day of each month until the loan matures on November 1, 2019. The prior note was scheduled to mature in July 1, 2001. The lender also required a repair escrow of approximately $67,000 be established. Total capitalized loan costs were approximately $76,000 during the year ended December 31, 1999. During the year ended December 31, 1999, the Partnership recognized a loss on the early extinguishment of debt of approximately $158,000 consisting of the write-off of unamortized loan costs and a prepayment penalty.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000              $  168
                               2001                 181
                               2002                 194
                               2003              17,410
                               2004                 226
                            Thereafter            8,914
                                                $27,093

Note E - Investment Properties and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                        Buildings        Net Costs
                                                       and Related      Capitalized
                                                        Personal       Subsequent to
Description            Encumbrances         Land       Properties       Acquisition
                      (in thousands)                                  (in thousands)

Lakeside                  $17,200         $ 2,087        $15,363          $ 5,723
Pinetree                    4,991             493          3,873            2,241
Summerwalk                  4,902             427          6,347            1,346
                          $27,093         $ 3,007        $25,583          $ 9,310


             Gross Amount At Which Carried
                 At December 31, 1999
                    (in thousands)
                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land   Properties   Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Lakeside     $ 2,093    $21,080   $23,173     $15,230      1973/1975    12/80    5-27.5 yrs
Pinetree         499      6,108     6,607       4,741        1974       07/80    5-27.5 yrs
Summerwalk       431      7,689     8,120       5,664        1974       12/80    5-27.5 yrs
              $3,023    $34,877   $37,900     $25,635


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    December 31,
                                                 1999          1998
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $35,479       $35,484
    Disposal of property                           (201)         (771)
    Property improvements                         2,622           766
Balance at end of year                          $37,900       $35,479

Accumulated Depreciation
Balance at beginning of year                    $24,359       $23,509
    Disposal of property                           (155)         (546)
    Additions charged to expense                  1,431         1,396
Balance at end of year                          $25,635       $24,359

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $37,840,000 and $36,345,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $26,712,000 and $25,281,000, respectively.

Note F - Income Taxes

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

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net income from the consolidated financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                                December 31,
                                              1999         1998
Net income as reported                       $2,760        $ 996
  Casualty gain                              (1,187)          --
  Depreciation differences                       --         (275)
  Other                                         (25)         331
Federal taxable income                       $1,548       $1,052

Federal taxable income per limited
  partnership unit                           $31.90       $21.68

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                    1999

Net liabilities as reported                       $(9,018)
  Land and buildings                                  (60)
  Accumulated depreciation                         (1,077)
  Syndication and distribution costs                2,727
  Prepaid rent                                        143
  Other                                               (59)

Net liabilities - Federal tax basis               $(7,344)

Note G - Distributions

During the year ended December 31, 1999, the Partnership distributed approximately $670,000 (approximately $664,000 to the limited partners or $13.82 per limited partnership unit) from operations. During the year ended December 31, 1998, the Partnership distributed approximately $1,060,000 ($22.06 per limited partnership unit) from the proceeds relating to the refinancing of the mortgage encumbering Summerwalk Apartments and approximately $1,040,000 ($21.44 per limited partnership unit) of cash flow from operations.

Note H - Casualty Events

In July 1998, a fire occurred at Lakeside Apartments that destroyed one building at the complex, consisting of 22 units. The repair costs are covered by insurance. In 1998, estimated insurance proceeds were recognized only to the extent of the write-off of destroyed assets of approximately $225,000. During the twelve months ended December 31, 1999, net insurance proceeds of approximately $1,456,000 were received to cover replacement costs and the construction is complete. During the year ended December 31, 1999, the Partnership recognized a casualty gain of approximately $1,230,000.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs are covered by insurance. Demolition has been completed and reconstruction should be completed by the end of the first quarter 2000. Net insurance proceeds of approximately $209,000 have been received. During the year ended December 31, 1999, the Partnership recognized a casualty gain of approximately $232,000.

Note I - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential properties segment consists of three apartment complexes located in the North Carolina, Illinois, and Florida. The Partnership rents apartment units to tenants for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other      Totals

Rental income                             $ 8,468       $  --     $ 8,468
Other income                                  435           19        454
Casualty gain                               1,462           --      1,462
Interest expense                            1,969           --      1,969
Depreciation                                1,431           --      1,431
General and administrative expense             --          329        329
Extraordinary loss on early
  extinguishment of debt                     (158)          --       (158)
Segment profit (loss)                       3,070         (310)     2,760
Total assets                               16,937        2,667     19,604
Capital expenditures for investment
  properties                                2,622           --      2,622



                 1998                   Residential     Other      Totals

Rental income                             $ 7,953       $   --    $ 7,953
Other income                                  418           76        494
Interest expense                            1,912           --      1,912
Depreciation                                1,396           --      1,396
General and administrative expense             --          334        334
Segment profit (loss)                       1,254         (258)       996
Total assets                               14,330          111     14,441
Capital expenditures for investment
 properties                                   766           --        766


Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $280,000 ($5.77 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors III (the "Partnership") has no officers or directors. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. The names, ages, and positions held by the executive officers and director of NPI Equity are as follows:

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 1999, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

Insignia Properties, LP                       21,566           44.88%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          11,566           24.07%
  (an affiliate of AIMCO)


Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for properties management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 1999 and 1998:

                                                                1999      1998
                                                                (in thousands)

Property management fees (included in operating                $ 445      $ 427
  expenses)

Reimbursement for services of affiliates
  (included in investment properties, operating expenses
  and general and administrative expenses)                       189        192

Partnership management fee (included in general and
  administrative expenses)                                        60        100

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $445,000 and $427,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $189,000 and $192,000 for the years ended December 31, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. Under this provision, the Managing General Partner was paid approximately $60,000 and $100,000 in 1999 and 1998, respectively.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 33,132 limited partnership units in the Partnership representing 68.95% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed during the fourth quarter of 1999:

            None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL PROPERTY INVESTORS III

                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

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

10.3 Deed of Trust and Security Agreement among National Pinetree Limited Partnership, as borrower, and Main America Capital, L.C., as beneficiary, dated June 30, 1994, incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

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

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

                                                                      Exhibit 18


February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
NPI Equity Investments, Inc.
Managing General Partner of National Property Investors III
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note K of Notes to the Consolidated Financial Statements of National Property Investors III included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP