Form 10QSB
period 2000-03-31
NATIONAL PROPERTY INVESTORS III
filed 2000-05-12
CIK 310485

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

                   For the quarterly period ended March 31, 2000


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
                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                $ 2,476
   Receivables and deposits                                                     378
   Restricted escrows                                                           588
   Other assets                                                                 707
   Investment properties:
       Land                                                  $  3,023
       Buildings and related personal property                 35,104
                                                               38,127
       Less accumulated depreciation                          (26,027)       12,100
                                                                           $ 16,249

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  168
   Tenant security deposit liabilities                                          189
   Accrued property taxes                                                       758
   Other liabilities                                                            418
   Mortgage notes payable                                                    27,051

Partners' Deficit
   General partner                                            $  (267)
   Limited partners (48,049 units
      issued and outstanding)                                 (12,068)      (12,335)
                                                                           $ 16,249

            See Accompanying Notes to Consolidated Financial Statements

b)

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                          Three Months Ended
                                                              March 31,
                                                          2000           1999
Revenues:
   Rental income                                        $ 2,066        $ 2,072
   Other income                                             134             75
       Total revenues                                     2,200          2,147

Expenses:
   Operating                                                852            736
   General and administrative                               140             64
   Depreciation                                             392            354
   Interest                                                 521            481
   Property taxes                                           187            189
       Total expenses                                     2,092          1,824

Net income                                               $  108          $ 323

Net income allocated to general partner (1%)              $   1            $ 3
Net income allocated to limited partners (99%)              107            320

                                                         $  108          $ 323

Net income per limited partnership unit                 $  2.23         $ 6.66

Distributions per limited partnership unit              $ 71.07           $ --

            See Accompanying Notes to Consolidated Financial Statements

c)

                          NATIONAL PROPERTY INVESTORS III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $   1     $ 24,025    $ 24,026

Partners' deficit at
   December 31, 1999                  48,049     $   (258)    $ (8,760)   $ (9,018)

Net income for the three months
   ended March 31, 2000                   --            1          107         108

Distributions to partners                 --          (10)      (3,415)     (3,425)

Partners' deficit at
   March 31, 2000                     48,049      $  (267)    $(12,068)   $(12,335)

            See Accompanying Notes to Consolidated Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000          1999
Cash flows from operating activities:
  Net income                                                     $  108        $ 323
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  392          354
      Amortization of loan costs                                     24           24
      Change in accounts:
        Receivables and deposits                                     20         (426)
        Other assets                                                (18)         196
        Accounts payable                                              5          (44)
        Tenant security deposit liabilities                          12           11
        Accrued property taxes                                      114          132
        Other liabilities                                             8           14
          Net cash provided by operating activities                 665          584

Cash flows from investing activities:
  Property improvements and replacements                           (362)         (96)
  Net withdrawals from restricted escrows                           132           33
          Net cash used in investing activities                    (230)         (63)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (42)         (21)
  Loan costs paid                                                   (69)          --
  Distributions to partners                                      (3,425)          --
          Net cash used in financing activities                  (3,536)         (21)

Net (decrease) increase in cash and cash equivalents             (3,101)         500

Cash and cash equivalents at beginning of period                  5,577        1,243
Cash and cash equivalents at end of period                      $ 2,476      $ 1,743

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  497        $ 457

At December 31, 1999 and March 31, 2000, accounts payable and property improvements and replacements were adjusted by approximately $135,000.

            See Accompanying Notes to Consolidated Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The Partnership's financial statements include the accounts of National Pinetree, LP, of which the Partnership owns a 99% limited partnership interest, and of Summerwalk NPI III, LP, of which the Partnership owns a 99.9% interest. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

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

The following transactions with the Managing General Partner and its affiliates were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $115      $106
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        46        42
 Partnership management fee (included in general and
   administrative  expenses)                                        85        --

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $115,000 and $106,000 for the three months ended March 31, 2000 and 1999, respectively.

Affiliates  of  the  Managing   General  Partner  received   reimbursements   of
accountable administrative expenses amounting to approximately $46,000 and $42,000 for the three months ended March 31, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $85,000 during the three months ended March 31, 2000 in connection with the distribution paid to the partners. No such fee was paid during the three months ended March 31, 1999.

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

AIMCO and its affiliates currently own 33,198 limited partnership units in the Partnership representing 69.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 69.09% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II LP, from whom IPLP acquired its Units, had agreed for the benefit of non-tendering unit holders, that it would vote its Units acquired on January 19, 1996, (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

Note D - Distributions

During the three months ended March 31, 2000, the Partnership distributed approximately $3,425,000 (approximately $3,415,000 to limited partners or $71.07 per limited partnership unit). This distribution represents approximately $2,482,000 to the limited partners ($51.65 per limited partnership unit) of refinance proceeds from Pinetree Apartments and approximately $943,000 (approximately $933,000 to limited partners or $19.42 per limited partnership unit) of cash flow from operations.

There were no distributions during the three months ended March 31, 1999.

Note E - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes, one of which is located in each of Illinois, North Carolina, and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential      Other       Totals

Rental income                             $ 2,066        $  --     $ 2,066
Other income                                  110           24         134
Interest expense                              521           --         521
Depreciation                                  392           --         392
General and administrative expense             --          140         140
Segment profit (loss)                         224         (116)        108
Total assets                               15,695          554      16,249
Capital expenditures for investment
  properties                                  227           --         227


                 1999                  Residential      Other      Totals

Rental income                            $ 2,072        $  --     $ 2,072
Other income                                  74            1          75
Interest expense                             481           --         481
Depreciation                                 354           --         354
General and administrative expense            --           64          64
Segment profit (loss)                        386          (63)        323
Total assets                              14,723           133     14,856
Capital expenditures for investment
  properties                                  96            --         96

Note F - Legal Proceedings

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the three months ended March 31, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Lakeside Apartments                           94%        92%
         Lisle, Illinois
      Pinetree Apartments                           94%        96%
         Charlotte, North Carolina
      Summerwalk Apartments                         91%        98%
         Winter Park, Florida (1)

(1) The Managing General Partner attributes the decrease in occupancy at Summerwalk Apartments to the July 1999 fire that destroyed one building consisting of eight units as well as tenant move-outs in surrounding buildings due to the construction which is currently in process.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000 was approximately $108,000 compared to net income of approximately $323,000 for the three months ended March 31, 1999. The decrease in net income is primarily due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is due to an increase in operating, general and administrative, depreciation, and interest expenses. The increase in operating expense is primarily due to general increases in property and maintenance costs at all of the Partnership's investment properties. The increase in general and administrative expense is due to an increase in the Partnership management fee relating to the 2000 distributions made to the partners. The increased depreciation expense is the result of the addition of capital assets during the past twelve months. The increase in interest expense is due to the refinancing of Pinetree Apartments with a larger portion of the monthly debt service payment being allocated to interest. The increase in total revenues is primarily due to an increase in other income. The increase in other income is primarily due to an increase in interest income, as a result of larger interest bearing cash accounts and an increase in lease cancellation fees at Summerwalk Apartments.

Included in general and administrative expenses for the three months ended March 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also included are Partnership management fees associated with non-accountable fees allowed with distributions. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $2,476,000 as compared to approximately $1,743,000 at March 31, 1999. For the three months ended March 31, 2000, cash and cash equivalents decreased approximately $3,101,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $3,536,000 of cash used in financing activities and approximately $230,000 of cash used in investing activities, partially offset by approximately $665,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consists of distributions to the partners, loan costs paid, and payments of principal made on the mortgages encumbering Pinetree and Summerwalk Apartments. The Partnership invests its working capital reserves in a money market account.

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

Lakeside Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $62,000 of capital improvements at Lakeside Apartments consisting primarily of furniture and fixture enhancements, water heater replacements, and appliance replacements. These improvements were funded from operating cash flows. Approximately $354,000 has been budgeted for capital improvements at Lakeside for the year 2000 consisting primarily of floor covering replacements, appliance replacement, furniture and fixtures, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pinetree Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $43,000 of capital improvements at Pinetree Apartments consisting of structural improvements, exterior painting, appliance replacements, and major landscaping. These improvements were funded from operating cash flows. Approximately $125,000 has been budgeted for capital improvements at Pinetree Apartments for the year 2000 consisting primarily of structural improvements, floor covering replacements, roof replacements, and wallcoverings. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $122,000 of capital improvements at Summerwalk Apartments consisting of structural improvements, electrical upgrades, lighting fixtures, and floor covering replacements. These improvements were funded from replacement reserves and operating cash flows. Approximately $99,000 has been budgeted for capital improvements at Summerwalk Apartments for the year 2000 consisting primarily of floor covering replacement, appliance replacements, and HVAC replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $27,051,000 encumbering the Partnership's properties are being amortized over varying periods with balloon payments due over periods ranging from November 2003 to November 2019. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2000, the Partnership distributed approximately $3,425,000 (approximately $3,415,000 to limited partners or $71.07 per limited partnership unit). This distribution represents approximately $2,482,000 to the limited partners ($51.65 per limited partnership unit) of refinance proceeds from Pinetree Apartments and approximately $943,000 (approximately $933,000 to the limited partners or $19.42 per limited partnership unit) of cash flow from operations. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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