Form 10QSB
period 2000-06-30
NATIONAL PROPERTY INVESTORS III
filed 2000-08-11
CIK 310485

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                         NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $   923
   Receivables and deposits                                                     558
   Restricted escrows                                                           566
   Other assets                                                                 658
   Investment properties:
       Land                                                  $  3,023
       Buildings and related personal property                 35,649
                                                               38,672
       Less accumulated depreciation                          (26,430)       12,242
                                                                           $ 14,947

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                        $    149
   Tenant security deposit liabilities                                          208
   Accrued property taxes                                                       657
   Other liabilities                                                            409
   Mortgage notes payable                                                    27,010

Partners' Deficit

   General partner                                            $ (278)
   Limited partners (48,049 units
      issued and outstanding)                                 (13,208)      (13,486)
                                                                           $ 14,947

            See Accompanying Notes to Consolidated Financial Statements

b)

                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                     2000          1999          2000        1999
Revenues:
  Rental income                     $ 2,182       $ 2,135      $ 4,248      $ 4,207
  Other income                          174           116          308          191
     Total revenues                   2,356         2,251        4,556        4,398

Expenses:
  Operating                             679           745        1,531        1,481
  General and administrative             82            58          222          122
  Depreciation                          403           355          795          709
  Interest                              521           481        1,042          962
  Property taxes                        187           188          374          377
     Total expenses                   1,872         1,827        3,964        3,651

Net income                          $   484       $   424      $   592      $   747

Net income allocated
  to general partner (1%)           $     5       $     4      $     6      $     7

Net income allocated
  to limited partners (99%)             479           420          586          740

                                    $   484       $   424      $   592      $   747
Net income per limited
  partnership unit                  $ 9.97        $ 8.74       $ 12.20      $ 15.40

Distributions per limited
  partnership unit                  $ 33.70       $   --       $104.77      $    --


            See Accompanying Notes to Consolidated Financial Statements

c)

                          NATIONAL PROPERTY INVESTORS III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049     $      1     $ 24,025    $ 24,026

Partners' deficit at
   December 31, 1999                  48,049     $   (258)    $ (8,760)   $ (9,018)

Net income for the six months
   ended June 30, 2000                    --            6          586         592

Distributions to partners                 --          (26)      (5,034)     (5,060)

Partners' deficit at
   June 30, 2000                      48,049      $ (278)     $(13,208)   $(13,486)

            See Accompanying Notes to Consolidated Financial Statements

d)

                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $  592        $ 747
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  795          709
      Amortization of loan costs                                     48           48
      Change in accounts:
        Receivables and deposits                                   (160)        (439)
        Other assets                                                  7          179
        Accounts payable                                            (14)          16
        Tenant security deposit liabilities                          31           21
        Accrued property taxes                                       13           49
        Other liabilities                                            (1)           1
          Net cash provided by operating activities               1,311        1,331

Cash flows from investing activities:

  Property improvements and replacements                           (907)        (328)
  Net withdrawals from restricted escrows                           154            7
          Net cash used in investing activities                    (753)        (321)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (83)         (43)
  Loan costs paid                                                   (69)          --
  Distributions to partners                                      (5,060)          --
          Net cash used in financing activities                  (5,212)         (43)

Net (decrease) increase in cash and cash equivalents             (4,654)         967

Cash and cash equivalents at beginning of period                  5,577        1,243
Cash and cash equivalents at end of period                       $  923      $ 2,210

Supplemental disclosure of cash flow information:

Cash paid for interest                                           $  994      $   914

At December 31, 1999, approximately $135,000 of property improvements and replacements were included in accounts payable and other liabilities.

            See Accompanying Notes to Consolidated Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following transactions with the Managing General Partner and its affiliates were incurred during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $230      $217
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        99        76
 Non-accountable reimbursement (included in general and
   administrative expenses)                                        100        --

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the
Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $230,000 and $217,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates  of  the  Managing   General  Partner  received   reimbursements   of
accountable administrative expenses amounting to approximately $99,000 and $76,000 for the six months ended June 30, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $100,000 during the six months ended June 30, 2000 in connection with the distributions paid to the partners. No such reimbursement was earned during the six months ended June 30, 1999.

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

AIMCO and its affiliates currently own 33,265 limited partnership units in the Partnership representing 69.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 69.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II LP, from whom Insignia Properties LP ("IPLP"), an affiliate of the Managing General Partner, acquired its Units, had agreed for the benefit of non-tendering unit holders, that it would vote its Units acquired on January 19, 1996, (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

Note D - Distributions

During the six months ended June 30, 2000, the Partnership distributed approximately $5,060,000 (approximately $5,034,000 to limited partners or
$104.77 per limited partnership unit). This distribution represents approximately $2,482,000 to the limited partners ($51.66 per limited partnership unit) of proceeds from the 1999 refinancing of Pinetree Apartments and approximately $2,578,000 (approximately $2,552,000 to limited partners or $53.11 per limited partnership unit) of cash flow from operations. Subsequent to the six months ended June 30, 2000, a distribution of approximately $96,000 (approximately $95,000 to limited partners or $1.98 per limited partnerhsip unit) was declared and paid. There were no distributions during the six months ended June 30, 1999.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000     Residential     Other       Totals

Rental income                             $ 2,182        $ --      $ 2,182
Other income                                  169            5         174
Interest expense                              521           --         521
Depreciation                                  403           --         403
General and administrative expense             --           82          82
Segment profit (loss)                         561          (77)        484

    Six Months Ended June 30, 2000      Residential     Other       Totals

Rental income                             $ 4,248        $ --      $ 4,248
Other income                                  279           29         308
Interest expense                            1,042           --       1,042
Depreciation                                  795           --         795
General and administrative expense             --          222         222
Segment profit (loss)                         785         (193)        592
Total assets                               14,830          117      14,947
Capital expenditures for investment
  properties                                  772           --         772

   Three Months Ended June 30, 1999    Residential     Other       Totals

Rental income                            $ 2,135        $ --      $ 2,135
Other income                                 115            1         116
Interest expense                             481           --         481
Depreciation                                 355           --         355
General and administrative expense            --           58          58
Segment profit (loss)                        481          (57)        424

   Six Months Ended June 30, 1999     Residential     Other       Totals

Rental income                            $ 4,207        $ --      $ 4,207
Other income                                 189            2         191
Interest expense                             962           --         962
Depreciation                                 709           --         709
General and administrative expense            --          122         122
Segment profit (loss)                        867         (120)        747
Total assets                              15,156           76      15,232
Capital expenditures for investment
  properties                                 328           --         328

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the six month periods ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Lakeside Apartments                           95%        95%
         Lisle, Illinois
      Pinetree Apartments                           94%        95%
         Charlotte, North Carolina
      Summerwalk Apartments                         90%        97%
         Winter Park, Florida (1)

(1) The Managing General Partner attributes the decrease in occupancy at Summerwalk Apartments to the July 1999 fire that destroyed one building consisting of eight units as well as tenant move-outs in surrounding buildings due to the construction which is currently in process.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2000 was approximately $484,000 and $592,000 compared to net income of approximately $424,000 and $747,000 for the three and six months ended June 30, 1999. The decrease in net income for the six month period ended June 30, 2000 is primarily due to an increase in total expenses partially offset by an increase in total revenues. The increase in net income for the three months ended June 30, 2000 is primarily due to an increase in total revenues partially offset by an increase in total revenues. The increase in total expenses for the six month period ended June 30, 2000 is due to an increase in operating, general and administrative, depreciation, and interest expenses. The increase in operating expense is primarily due to increases in salary and utility expense at all of the Partnership's investment properties except Pinetree Apartments. The increase in general and administrative expense is due to the payment of non-accountable reimbursements to the Managing General Partner with the 2000 distributions. No such reimbursements were earned during the six months ended June 30, 1999. The increased depreciation expense is the result of the addition of capital assets during the past twelve months. The increase in interest expense is due to the October 1999 refinancing of Pinetree Apartments with a larger portion of the monthly debt service payment being allocated to interest. The increase in total expenses for the three months ended June 30, 2000, is due to an increase in general and administrative, depreciation and interest expenses, as discussed above.

The increase in total revenues for both the three and six months ended June 30, 2000 is primarily due to an increase in other income. The increase in other income is primarily due to an increase in interest income, as a result of larger interest bearing cash account balances and an increase in miscellaneous income at Lakeside Apartments.

Included in general and administrative expenses for the six months ended June 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also included are Partnership management fees associated with non-accountable reimbursements allowed with distributions. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $923,000 as compared to approximately $2,210,000 at June 30, 1999. For the six months ended June 30, 2000, cash and cash equivalents decreased approximately $4,654,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $5,212,000 of cash used in financing activities and approximately $753,000 of cash used in investing activities, partially offset by approximately $1,311,000 of cash provided by operating activities. Cash used in financing activities consists of distributions to the partners, and, to a lesser extent, loan costs paid and payments of principal made on the mortgages encumbering Pinetree and Summerwalk Apartments. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in a money market account.

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

Lakeside Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $169,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering replacement, furniture and fixture upgrades, air conditioning and water heater replacements, and appliance replacements. These improvements were funded from operating cash flows and replacement reserves. Approximately $354,000 has been budgeted for capital improvements at Lakeside Apartments for the year 2000 consisting primarily of floor covering replacements, appliance replacement, furniture and fixtures upgrades, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pinetree Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $68,000 of capital improvements at Pinetree Apartments consisting primarily of structural improvements, floor covering replacements, exterior painting, and appliance replacements. These improvements were funded from operating cash flows and replacement reserves. Approximately $125,000 has been budgeted for capital improvements at Pinetree Apartments for the year 2000 consisting primarily of structural improvements, floor covering replacements, roof replacements, and wallcoverings. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $535,000 of budgeted and unbudgeted capital improvements at Summerwalk Apartments consisting primarily of plumbing improvements, exterior painting, structural improvements, parking lot upgrades, electrical upgrades, lighting fixtures, and floor covering replacements. These improvements were funded from replacement reserves and operating cash flows. Approximately $419,000 has been budgeted for capital improvements at Summerwalk Apartments for the year 2000 consisting primarily of major landscaping, electrical upgrades, structural improvements, floor covering replacement, appliance replacements, and HVAC replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $27,010,000 encumbering the Partnership's properties are being amortized over varying periods with balloon payments due over periods ranging from November 2003 to November 2019. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership distributed approximately $5,060,000 (approximately $5,034,000 to limited partners or
$104.77 per limited partnership unit). This distribution represents approximately $2,482,000 to the limited partners ($51.66 per limited partnership unit) of proceeds from the 1999 refinancing of Pinetree Apartments and approximately $2,578,000 (approximately $2,552,000 to the limited partners or $53.11 per limited partnership unit) of cash flow from operations. Subsequent to the six months ended June 30, 2000, a distribution of approximately $96,000 (approximately $95,000 to limited partners or $1.98 per limited partnership unit) was declared and paid. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    Date: August 11, 2000