Form 10QSB
period 2000-09-30
NATIONAL PROPERTY INVESTORS III
filed 2000-11-13
CIK 310485

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  951
   Receivables and deposits                                                     727
   Restricted escrows                                                           580
   Other assets                                                                 683
   Investment properties:
       Land                                                  $  3,023
       Buildings and related personal property                 35,978
                                                               39,001
       Less accumulated depreciation                          (26,851)       12,150
                                                                           $ 15,091
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  155
   Tenant security deposit liabilities                                          223
   Accrued property taxes                                                       624
   Other liabilities                                                            382
   Mortgage notes payable                                                    26,968

Partners' Deficit
   General partner                                            $  (276)
   Limited partners (48,049 units
      issued and outstanding)                                 (12,985)      (13,261)
                                                                           $ 15,091


            See Accompanying Notes to Consolidated Financial Statements

b)

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                     2000          1999          2000        1999
Revenues:
  Rental income                     $ 2,232       $ 2,114      $ 6,480      $ 6,321
  Other income                          162           112          470          303
  Casualty gain                          25         1,330           25        1,330
     Total revenues                   2,419         3,556        6,975        7,954

Expenses:
  Operating                             883           737        2,414        2,218
  General and administrative            129           108          351          230
  Depreciation                          421           271        1,216          980
  Interest                              512           498        1,554        1,460
  Property taxes                        153           189          527          566
     Total expenses                   2,098         1,803        6,062        5,454

Income before extraordinary
  item                                  321         1,753          913        2,500
Extraordinary loss on early
  extinguishment of debt                 --          (160)          --         (160)

Net income                           $  321       $ 1,593        $ 913      $ 2,340

Net income allocated
  to general partner (1%)             $   3          $ 16          $ 9         $ 23
Net income allocated
  to limited partners (99%)             318         1,577          904        2,317

                                     $  321       $ 1,593        $ 913      $ 2,340
Per limited partnership unit:
  Income before extraordinary
    item                             $ 6.62       $ 36.11      $ 18.81      $ 51.51
  Extraordinary loss                     --         (3.29)          --        (3.29)

Net income                          $  6.62       $ 32.82      $ 18.81      $ 48.22

Distributions per limited
  partnership unit                  $  1.98       $ 13.82      $106.75      $ 13.82

            See Accompanying Notes to Consolidated Financial Statements

c)

                          NATIONAL PROPERTY INVESTORS III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $  1      $ 24,025    $ 24,026

Partners' deficit at
   December 31, 1999                  48,049      $ (258)     $ (8,760)   $ (9,018)

Net income for the nine months
   ended September 30, 2000               --            9          904         913

Distributions to partners                 --          (27)      (5,129)     (5,156)

Partners' deficit at
   September 30, 2000                 48,049      $ (276)     $(12,985)   $(13,261)

            See Accompanying Notes to Consolidated Financial Statements

d)

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                     Nine Months Ended
                                                                       September 30,
                                                                     2000         1999
Cash flows from operating activities:
  Net income                                                         $  913      $ 2,340
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                    1,216          980
      Amortization of loan costs                                         63           72
      Casualty gain                                                     (25)      (1,330)
      Loss on early extinguishment of debt                               --          160
      Change in accounts:
        Receivables and deposits                                       (304)        (354)
        Other assets                                                    (33)          72
        Accounts payable                                                 (8)          38
        Tenant security deposit liabilities                              46           37
        Accrued property taxes                                          (20)         (31)
        Other liabilities                                               (28)         145
          Net cash provided by operating activities                   1,820        2,129

Cash flows from investing activities:
  Property improvements and replacements                             (1,236)        (545)
  Net withdrawals from restricted escrows                               140           19
  Net insurance proceeds received                                        --        1,763
          Net cash (used in) provided by investing activities        (1,096)       1,237

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (125)         (68)
  Prepayment penalty                                                     --         (144)
  Loan costs paid                                                       (69)          --
  Distributions to partners                                          (5,156)        (670)
          Net cash used in financing activities                      (5,350)        (882)

Net (decrease) increase in cash and cash equivalents                 (4,626)       2,484

Cash and cash equivalents at beginning of period                      5,577        1,243
Cash and cash equivalents at end of period                           $ 951       $ 3,727

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 1,491      $ 1,388

At December 31, 1999, approximately $135,000 of property improvements and replacements were included in accounts payable and other liabilities.

            See Accompanying Notes to Consolidated Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following transactions with the Managing General Partner and its affiliates were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $351      $331
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                       200       117
 Non-accountable reimbursement (included in general and
   administrative expenses)                                        100        60

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $351,000 and $331,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates  of  the  Managing   General  Partner  received   reimbursements   of
accountable administrative expenses amounting to approximately $200,000 and $117,000 for the nine months ended September 30, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The payment of this amount is dependent upon the Partnership distributing cash from operations. The Managing General Partner received approximately $100,000 and $60,000 during the nine months ended September 30, 2000 and 1999, respectively, in connection with the distributions paid to the partners.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 33,913 limited partnership units in the Partnership representing 70.58% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.58% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II LP, from whom Insignia Properties LP ("IPLP"), an affiliate of the Managing General Partner, acquired its Units, had agreed for the benefit of non-tendering unit holders, that it would vote its Units acquired on January 19, 1996, (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

Note D - Distributions

During the nine months ended September 30, 2000, the Partnership distributed approximately $5,156,000 (approximately $5,129,000 to limited partners or $106.75 per limited partnership unit). The distributions represent approximately $2,482,000 to the limited partners ($51.66 per limited partnership unit) of proceeds from the 1999 refinancing of Pinetree Apartments and approximately $2,674,000 (approximately $2,647,000 to limited partners or $55.09 per limited partnership unit) of cash flow from operations. During the nine months ended September 30, 1999 the Partnership distributed approximately $670,000 (approximately $664,000 to limited partners or $13.82 per limited partnership unit) from operations.

Note E - Casualty Events

In July 1998, a fire occurred at Lakeside Apartments that destroyed one building at the complex, consisting of 22 units. The repair costs were covered by insurance. In 1998, estimated insurance proceeds were recognized only to the extent of the write-off of destroyed assets of approximately $225,000. During the nine months ended September 30, 1999, net insurance proceeds of approximately $1,554,000 were received to cover replacement costs that are now complete. During the nine months ended September 30, 1999, the Partnership recognized a casualty gain of approximately $1,330,000.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. Demolition and reconstruction were completed by the end of the third quarter 2000. During the three months ended September 30, 1999, net insurance proceeds of approximately $209,000 had been received. During the three months ended September 30, 2000, the Partnership recognized an additional casualty gain of approximately $25,000.

Note F - Extraordinary Loss on Early Extinguishment of Debt

In 1999, the Partnership refinanced the mortgage encumbering Pinetree Apartments. The refinancing replaced indebtedness of $2,152,000 with a new mortgage in the amount of $5,000,000. The new mortgage carries a stated interest rate of 7.33%. Interest on the old mortgage was 9.87%. Payments of approximately $41,000 are due on the first day of each month until the loan matures on November 1, 2019. The prior note was scheduled to mature in July 1, 2001. The lender also required a repair escrow of approximately $67,000 to be established. As of September 30, 1999, the Partnership recognized a loss on the early extinguishment of debt of approximately $160,000 consisting of the write-off of unamortized loan costs and a prepayment penalty.

Note G - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes, one located in each of Illinois, North Carolina, and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

  Three Months Ended September 30, 2000   Residential     Other      Totals

Rental income                               $ 2,232       $   --     $ 2,232
Other income                                    161            1         162
Casualty gain                                    25           --          25
Interest expense                                512           --         512
Depreciation                                    421           --         421
General and administrative expense               --          129         129
Segment profit (loss)                           449         (128)        321

  Nine Months Ended September 30, 2000   Residential     Other       Totals

Rental income                              $ 6,480        $  --      $ 6,480
Other income                                   440           30          470
Casualty gain                                   25           --           25
Interest expense                             1,554           --        1,554
Depreciation                                 1,216           --        1,216
General and administrative expense              --          351          351
Segment profit (loss)                        1,234         (321)         913
Total assets                                15,030           61       15,091
Capital expenditures for investment
  properties                                 1,101           --        1,101


 Three Months Ended September 30, 1999    Residential     Other      Totals

Rental income                               $ 2,114       $   --     $ 2,114
Other income                                    111            1         112
Casualty gain                                 1,330           --       1,330
Interest expense                                498           --         498
Depreciation                                    271           --         271
General and administrative expense               --          108         108
Extraordinary loss on early
  extinguishment of debt                       (160)          --        (160)
Segment profit (loss)                         1,700         (107)      1,593


 Nine Months Ended September 30, 1999   Residential     Other       Totals

Rental income                              $ 6,321        $  --     $ 6,321
Other income                                   300            3         303
Casualty gain                                1,330           --       1,330
Interest expense                             1,460           --       1,460
Depreciation                                   980           --         980
General and administrative expense              --          230         230
Extraordinary loss on early
  extinguishment of debt                      (160)          --        (160)
Segment profit (loss)                        2,567         (227)      2,340
Total assets                                16,073          159      16,232
Capital expenditures for investment
  properties                                   545           --         545

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the nine month periods ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Lakeside Apartments                           95%        92%
         Lisle, Illinois (1)
      Pinetree Apartments                           94%        95%
         Charlotte, North Carolina
      Summerwalk Apartments                         91%        96%
         Winter Park, Florida (2)

(1) The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to the low occupancy during 1999 caused by the fire that occurred in July of 1998 that destroyed one building consisting of twenty-two units, as well as tenant move outs in surrounding buildings due to the construction which was then in progress.

(2) The Managing General Partner attributes the decrease in occupancy at Summerwalk Apartments to the July 1999 fire that destroyed one building consisting of eight units as well as tenant move-outs in surrounding buildings due to the construction which was completed during the third quarter of 2000.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2000 was approximately $321,000 and $913,000 compared to net income of approximately $1,593,000 and $2,340,000 for the three and nine months ended September 30, 1999. The decrease in net income for the three and nine month periods ended September 30, 2000 is due to a decrease in total revenues and an increase in total expenses partially offset by the extraordinary loss on the early extinguishment of the debt encumbering Pinetree Apartments (see below) recognized during the three months ended September 30, 1999. The decrease in total revenues for both the three and nine months ended September 30, 2000 is primarily due to a decrease in casualty gain (see below) which was partially offset by increases in rental and other income. The decrease in casualty gain is due to insurance proceeds received during the three months ended September 30, 1999 related to the July 1998 fire at Lakeside Apartments. The increase in rental income is primarily attributable to increased average rental rates at Lakeside Apartments and Pinetree Apartments as well as an increase in occupancy at Lakeside Apartments which more than offset the decrease in occupancy at Summerwalk Apartments. The increase in other income is primarily due to an increase in interest income, as a result of larger average interest bearing cash account balances and an increase in lease cancellation fees at all the properties and miscellaneous income at Lakeside Apartments.

The increase in total expenses for the three and nine month periods ended September 30, 2000 is due to an increase in operating, general and administrative, depreciation, and interest expenses. The increase in operating expense is primarily due to increases in salary and utility expense at all of the Partnership's investment properties except Pinetree Apartments. General and administrative expense increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. The increased depreciation expense is the result of the addition of capital assets during the past twelve months. The increase in interest expense is due to the 1999 refinancing of Pinetree Apartments with a larger portion of the monthly debt service payment being allocated to interest.

In addition to the above, general and administrative expenses for the nine months ended September 30, 2000 and 1999, also include Partnership management fees associated with non-accountable reimbursements allowed with distributions from operations. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $951,000 as compared to approximately $3,727,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased approximately $4,626,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $5,350,000 of cash used in financing activities and approximately $1,096,000 of cash used in investing activities, partially offset by approximately $1,820,000 of cash provided by operating activities. Cash used in financing activities consists of distributions to the partners, and, to a lesser extent, loan costs paid and payments of principal made on the mortgages encumbering Pinetree and Summerwalk Apartments. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in a money market account.

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

Lakeside Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $348,000 of budgeted and non-budgeted capital improvements at Lakeside Apartments consisting primarily of floor covering replacement, structural improvements, furniture and fixture upgrades, water heater replacements, and appliance replacements. These improvements were funded from operating cash flows and replacement reserves. Approximately $354,000 has been budgeted for capital improvements at Lakeside Apartments for the year 2000 consisting primarily of floor covering replacements, appliance replacement, furniture and fixtures upgrades, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pinetree Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $118,000 of capital improvements at Pinetree Apartments consisting primarily of structural improvements, floor covering replacements, roof replacements, and appliance replacements. These improvements were funded from operating cash flows and replacement reserves. Approximately $125,000 has been budgeted for capital improvements at Pinetree Apartments for the year 2000 consisting primarily of structural improvements, floor covering replacements, roof replacements, and wallcoverings. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $635,000 of budgeted and unbudgeted capital improvements at Summerwalk Apartments consisting primarily of plumbing improvements, exterior painting, building and structural improvements, parking lot upgrades, electrical upgrades, lighting fixtures, and floor covering replacements. These improvements were funded from insurance proceeds, replacement reserves, and operating cash flows. Approximately $419,000 has been budgeted for capital improvements at Summerwalk Apartments for the year 2000 consisting primarily of major landscaping, electrical upgrades, structural improvements, floor covering replacement, appliance replacements, and HVAC replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Casualty Events

In July 1998, a fire occurred at Lakeside Apartments that destroyed one building at the complex, consisting of 22 units. The repair costs were covered by insurance. In 1998, estimated insurance proceeds were recognized only to the extent of the write-off of destroyed assets of approximately $225,000. During the nine months ended September 30, 1999, net insurance proceeds of approximately $1,554,000 were received to cover replacement costs that are now complete. During the nine months ended September 30, 1999, the Partnership recognized a casualty gain of approximately $1,330,000.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. Demolition and reconstruction were completed by the end of the third quarter 2000. During the three months ended September 30, 1999, net insurance proceeds of approximately $209,000 had been received. During the three months ended September 30, 2000, the Partnership recognized an additional casualty gain of approximately $25,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $26,968,000 encumbering the Partnership's properties are being amortized over varying periods with balloon payments due over periods ranging from November 2003 to November 2019. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

In 1999, the Partnership refinanced the mortgage encumbering Pinetree Apartments. The refinancing replaced indebtedness of $2,152,000 with a new mortgage in the amount of $5,000,000. The new mortgage carries a stated interest rate of 7.33%. Interest on the old mortgage was 9.87%. Payments of approximately $41,000 are due on the first day of each month until the loan matures on November 1, 2019. The prior note was scheduled to mature in July 1, 2001. The lender also required a repair escrow of approximately $67,000 to be established. As of September 30, 1999, the Partnership recognized a loss on the early extinguishment of debt of approximately $160,000 consisting of the write-off of unamortized loan costs and a prepayment penalty.

During the nine months ended September 30, 2000, the Partnership distributed approximately $5,156,000 (approximately $5,129,000 to limited partners or $106.75 per limited partnership unit). The distributions represent approximately $2,482,000 to the limited partners ($51.66 per limited partnership unit) of proceeds from the 1999 refinancing of Pinetree Apartments and approximately $2,674,000 (approximately $2,647,000 to limited partners or $55.09 per limited partnership unit) of cash flow from operations. During the nine months ended September 30, 1999 the Partnership distributed approximately $670,000 (approximately $664,000 to limited partners or $13.82 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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