Form 10KSB
period 2000-12-31
NATIONAL PROPERTY INVESTORS III
filed 2001-03-27
CIK 310485

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
   [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $9,357,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                           Prospectus and Supplements

                                     PART I


Item 1.     Description of Business

National Property Investors III (the "Partnership" or the "Registrant") is a California limited partnership formed in February 1, 1979. The Partnership is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"). Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO (see "Transfer of Control" below). The partnership agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

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

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2000 and 1999.

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

The following table sets forth the Partnership's investment in properties:

                                  Date of
Properties                        Purchase       Type of Ownership          Use

Lakeside Apartments               12/18/80  Fee ownership subject to     Apartment
  Lisle, Illinois                           a first deed of trust        568 units

Pinetree Apartments               07/01/80  Fee ownership subject to     Apartment
  Charlotte, North Carolina                 a first deed of trust (1)    220 units

Summerwalk Apartments             12/24/80  Fee ownership subject to     Apartment
  Winter Park, Florida                      a first deed of trust (2)    306 units

(1) Property is held by a Limited Partnership of which the Partnership owns a 99% interest.

(2) Property is held by a Limited Partnership of which the Partnership owns a 99.9% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis at December 31, 2000.

                            Gross
                           Carrying   Accumulated                          Federal
Properties                  Value     Depreciation    Rate     Method     Tax Basis
                              (in thousands)                            (in thousands)

Lakeside Apartments        $23,602      $16,135    5-27.5 yrs    S/L       $ 6,302

Pinetree Apartments          6,777        5,046    5-27.5 yrs    S/L         1,614

Summerwalk Apartments        8,892        6,111    5-27.5 yrs    S/L         2,550

                           $39,271      $27,292                            $10,466

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                       Principal
                           Balance At    Stated                             Balance
                          December 31,  Interest   Period     Maturity      Due At
Properties                    2000        Rate    Amortized     Date     Maturity (2)
                         (in thousands)                                 (in thousands)

Lakeside Apartments         $17,200      7.33%       (1)      11/01/03      $17,200

Pinetree Apartments           4,880      7.65%     20 yrs     11/01/19           --

Summerwalk Apartments         4,845      7.13%     30 yrs     01/01/08        4,312

                            $26,925                                         $21,512

(1)   Monthly payments of interest only.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                   Average Annual               Average Annual
                                    Rental Rates                  Occupancy
                                     (per unit)

 Properties                      2000           1999          2000         1999

 Lakeside Apartments           $10,301        $ 9,893          95%          93%

 Pinetree Apartments             7,271          6,958          93%          94%

 Summerwalk Apartments           7,195          6,776          92%          95%

The Managing General Partner atttributes the decrease in occupancy at Summerwalk to a July 1999 fire that destroyed one building consisting of eight units.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the properties are adequately insured. The properties are all apartment complexes which lease units for terms of one year or less. No individual tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for the properties:

                                                2000            2000
                                               Billing          Rate
                                           (in thousands)

       Lakeside Apartments                      $533            6.58%

       Pinetree Apartments                        60            1.38%

       Summerwalk Apartments                     128            1.86%

Capital Improvements

Lakeside Apartments

The Partnership completed approximately $429,000 in capital expenditures at Lakeside Apartments during the year ended December 31, 2000, consisting primarily of floor covering, water heater, appliance, furniture and fixture replacements, major landscaping, exterior painting and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $156,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.


Pinetree Apartments

The Partnership completed approximately $170,000 in capital expenditures at Pinetree Apartments during the year ended December 31, 2000, consisting primarily of appliance, floor covering and roof replacements, major landscaping, exterior painting and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $60,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

The Partnership completed approximately $772,000 in capital expenditures at Summerwalk Apartments during the year ended December 31, 2000, consisting primarily of floor covering, electrical, lighting fixture and appliance replacements, exterior painting, structural improvements and parking lot upgrades. In addition, reconstruction of an 8-unit building that was destroyed by a fire in July 1999 was completed during the third quarter of 2000. These improvements were funded from insurance proceeds, operating cash flow, and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $84,150. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Partnership's Common Equity and Related Stockholder
            Matters

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units aggregating $24,024,500. As of December 31, 2000, the Partnership had 48,049 units outstanding held by 969 limited partners of record. Affiliates of the Managing General Partner owned 34,960 units or 72.76% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999 (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                        Aggregate            Per Unit
                                      (in thousands)

       01/01/00 - 12/31/00             $ 5,702 (1)           $118.00
       01/01/99 - 12/31/99                 670 (2)             13.82

(1) Consists of $3,220,000 of cash from operations and $2,482,000 of cash from proceeds of the Summerwalk refinancing.

(2)  Distribution was made from cash from operations.

Subsequent to December 31, 2000, a cash distribution of $775,000 was declared and paid ($767,000 to limited partners or $15.96 per unit).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,960 limited partnership units in the Partnership representing 72.76% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interest in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $374.19 per Unit. Pursuant to this offer, AIMCO acquired an additional 249 units resulting in its total ownership being increased to 35,209 units or 73.28% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.28% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2000 was approximately $1,361,000 compared to net income of approximately $2,760,000 for the year ended December 31, 1999. The decrease in net income is primarily due to a decrease in total revenues and an increase in total expenses partially offset by the extraordinary loss on the early extinguishment of the debt encumbering Pinetree Apartments recognized during the year ended December 31, 1999. The decrease in total revenues for the year ended December 31, 2000 is primarily due to a decrease in casualty gain (see discussion below) which was partially offset by increases in rental and other income. The increase in rental income is primarily attributable to increased average rental rates at all properties which more than offset the decrease in occupancy at Summerwalk and Pinetree Apartments. The increase in other income is primarily due to an increase in interest income, as a result of larger average interest bearing cash account balances and an increase in lease cancellation fees at all the properties and miscellaneous income at Lakeside Apartments.

The increase in total expenses for the year ended December 31, 2000 is due to an increase in operating, general and administrative, depreciation and interest expenses and was partially offset by a decrease in property tax expense. The increase in operating expense is primarily due to increases in salary and utility expense at all of the Partnership's investment properties except Pinetree Apartments. General and administrative expense increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. The increased depreciation expense is the result of the property improvements and replacements during the past twelve months. The increase in interest expense is due to the 1999 refinancing of Pinetree Apartments with a larger portion of the monthly debt service payment being allocated to interest. The decrease in property tax expense is the result of the timing of the receipt of the tax bills at Lakeside Apartments which affected the accrual for the years ended December 31, 2000 and 1999.

In addition to the above, general and administrative expenses for the year ended December 31, 2000 and 1999, also include Partnership management fees associated with non-accountable reimbursements allowed with distributions from operations. Also, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. Net insurance proceeds of approximately $209,000 have been received. During the year ended December 31, 1999, the Partnership recognized a casualty gain of approximately $232,000. During the year ended December 31, 2000, the Partnership recognized an additional casualty gain of approximately $25,000 related to this fire.

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

Capital Resources and Liquidity

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $1,598,000 compared to approximately $5,577,000 at December 31, 1999, a decrease of approximately $3,979,000. The decrease in cash and cash equivalents is due to approximately $5,906,000 of cash used in financing activities and approximately $1,058,000 of cash used in investing activities, which was partially offset by approximately $2,985,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, and, to a lesser extent, loan costs paid and payments of principal made on the mortgages encumbering Pinetree and Summerwalk Apartments. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $300,850. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

On October 15, 1999, the Partnership refinanced the mortgage encumbering Pinetree Apartments. The interest rate on the new mortgage is 7.65% compared to the interest rate on the old mortgage of 9.87%. The refinancing replaced indebtedness of $2,154,000 with a new mortgage in the amount of $5,000,000. Payments of approximately $41,000 are due on the first day of each month until the loan matures on November 1, 2019. The prior note was scheduled to mature in July 1, 2001. The lender also required a repair escrow of approximately $67,000 be established. Total capitalized loan costs were approximately $36,000 and $76,000 during the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 1999, the Partnership recognized a loss on the early extinguishment of debt of approximately $158,000 consisting of the write-off of unamortized loan costs and a prepayment penalty.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $26,925,000 is being amortized over varying periods with balloon payments due over periods ranging from November 2003 to November 2019. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

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

During the year ended December 31, 2000, the Partnership distributed approximately $5,702,000 (approximately $5,670,000 to the limited partners or $118.00 per limited partnership unit). The distributions represent approximately $2,482,000 to the limited partners ($51.65 per limited partnership unit) of proceeds from the 1999 refinancing of Pinetree Apartments and approximately $3,220,000 (approximately $3,188,000 to the limited partners or $66.35 per limited partnership unit) of cash flow from operations. Subsequent to December 31, 2000, a cash distribution was declared and paid from operations of approximately $775,000, of which approximately $767,000 was paid to the limited partners ($15.96 per limited partnership unit). During the year ended December 31, 1999, the Partnership distributed approximately $670,000 (approximately $664,000 to the limited partners or $13.82 per limited partnership unit) from operations.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,960 limited partnership units in the Partnership representing 72.76% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interest in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $374.19 per Unit. Pursuant to this offer, AIMCO acquired an additional 249 units resulting in its total ownership being increased to 35,209 units or 73.28% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.28% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS III

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors III


We have audited the accompanying consolidated balance sheet of National Property Investors III as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                         NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                $  1,598
   Receivables and deposits                                                      662
   Restricted escrows                                                            272
   Other assets                                                                  498
   Investment properties (Notes D and E):
      Land                                                    $ 3,023
      Buildings and related personal property                   36,248
                                                                39,271
      Less accumulated depreciation                            (27,292)       11,979
                                                                            $ 15,009
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                              121
   Tenant security deposits payable                                              225
   Accrued property taxes                                                        624
   Other liabilities                                                             473
   Mortgage notes payable (Note D)                                            26,925

Partners' Deficit
   General partner                                             $  (276)
   Limited partners (48,049 units issued and
      outstanding)                                             (13,083)      (13,359)
                                                                            $ 15,009

           See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 8,717      $ 8,468
   Other income                                                  615          454
   Casualty gain                                                  25        1,462
      Total revenues                                           9,357       10,384

Expenses:
   Operating                                                   3,173        2,982
   General and administrative                                    437          329
   Depreciation                                                1,657        1,431
   Interest                                                    2,073        1,969
   Property taxes                                                656          755
      Total expenses                                           7,996        7,466

Income before extraordinary item                               1,361        2,918
Extraordinary loss on early extinguishment of debt                --         (158)

Net income                                                   $ 1,361      $ 2,760

Net income allocated to general partner (1%)                 $    14      $    28
Net income allocated to limited partners (99%)                 1,347        2,732
                                                             $ 1,361      $ 2,760
Per limited partnership unit:
Income before extraordinary item                             $ 28.03      $ 60.12
Extraordinary loss on early extinguishment of debt                --        (3.26)

Net income                                                   $ 28.03      $ 56.86

Distributions per limited partnership unit                   $118.00      $ 13.82

           See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                       Limited
                                      Partnership    General     Limited
                                         Units       Partner    Partners      Total

Original capital contributions           48,049      $    1     $ 24,024    $ 24,025

Partners' deficit at
  December 31, 1998                      48,049      $ (280)    $(10,828)   $(11,108)

Distributions to partners                    --          (6)        (664)       (670)

Net income for the year ended
  December 31, 1999                          --           28       2,732       2,760

Partners' deficit at
  December 31, 1999                      48,049         (258)     (8,760)     (9,018)

Distribution to partners                     --          (32)     (5,670)     (5,702)

Net income for the year ended
  December 31, 2000                          --           14       1,347       1,361

Partners' deficit at
  December 31, 2000                      48,049      $ (276)    $(13,083)   $(13,359)

           See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                             Years Ended December 31,
                                                                 2000         1999
Cash flows from operating activities:
  Net income                                                    $ 1,361      $ 2,760
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 1,657        1,431
     Amortization of loan costs                                      86           96
     Casualty gain                                                  (25)      (1,462)
     Extraordinary loss on early extinguishment of debt              --          158
     Change in accounts:
      Receivables and deposits                                     (239)          16
      Other assets                                                   96           70
      Accounts payable                                              (42)          45
      Tenant security deposit payable                                48           43
      Accrued property taxes                                        (20)          (3)
      Other liabilities                                              63           98
          Net cash provided by operating activities               2,985        3,252

Cash flows from investing activities:
  Net withdrawals from restricted escrows                           448           37
  Property improvements and replacements                         (1,506)      (2,487)
  Net insurance proceeds received                                    --        1,665
          Net cash used in investing activities                  (1,058)        (785)

Cash flows from financing activities:
  Mortgage principal payments                                      (168)         (91)
  Repayment of mortgage note payable                                 --       (2,154)
  Proceeds from mortgage note payable                                --        5,000
  Distributions to partners                                      (5,702)        (670)
  Loan costs paid                                                   (36)         (76)
  Prepayment penalty                                                 --         (142)
          Net cash (used in) provided by financing
            activities                                           (5,906)       1,867

Net (decrease) increase in cash and cash equivalents             (3,979)       4,334

Cash and cash equivalents at beginning of year                    5,577        1,243

Cash and cash equivalents at end of year                        $ 1,598      $ 5,577

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,986      $ 1,859

Supplemental disclosure of non-cash information:
  Insurance proceeds receivable recognized related to
   Summerwalk casualty event                                    $    25      $    --
  Property improvements and replacements included in
    accounts payable and other liabilities                      $    --      $   135

           See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors III (the "Partnership) was organized under the Uniform Limited Partnership Laws of California as of February 1, 1979 for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Transfers of Control"). A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500. In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2005, or sooner, in accordance with the terms of the Partnership Agreement. The Partnership commenced operations in the beginning of 1980 and completed its acquisition of apartment properties by the end of 1980. The Partnership operates two apartment properties located in the Southeast and one apartment property located in the Midwest.

Principles of Consolidation

The Partnership's financial statements include the accounts of National Pinetree, LP, in which the Partnership owns a 99% interest, and of Summerwalk NPI III, LP, in which the Partnership owns a 99.9% interest. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

Cash and Cash Equivalents

Consists of cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,314,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

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

Advertising Costs

Advertising costs of approximately $157,000 and $136,000 during the years ended December 31, 2000 and 1999, respectively, were charged to expense as incurred and are included in operating expenses.

Loan Costs

Loan  costs of  approximately  $733,000  are  included  in other  assets  in the
accompanying   consolidated   balance  sheet  and  are  being   amortized  on  a
straight-line basis over the life of the loans. At December 31, 2000, accumulated amortization is approximately $313,000. Amortization of loan costs is included in interest expense.

Fair Value of Financial Statements

Statement of Financial Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership approximates its carrying value.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 2000, the balance in these accounts is approximately $272,000.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 2000 and 1999:

                                                                2000      1999
                                                                (in thousands)
Property management fees (included in operating
  expenses)                                                    $ 474      $ 445
Reimbursement for services of affiliates
  (included in investment properties, operating expenses
  and general and administrative expenses)                       362        189
Partnership management fee (included in general and
  administrative expenses)                                       100         60

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $474,000 and $445,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $362,000 and $189,000 for the years ended December 31, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The payment of this amount is dependent upon the Partnership distributing cash from operations. The Managing General Partner received approximately $100,000 and $60,000 for the years ended December 31, 2000 and 1999, respectively.

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

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver to date.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,960 limited partnership units in the Partnership representing 72.76% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interest in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $374.19 per Unit. Pursuant to this offer, AIMCO acquired an additional 249 units resulting in its total ownership being increased to 35,209 units or 73.28% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.28% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

Note D - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                  Principal       Monthly                                Principal
                  Balance At      Payment      Stated                     Balance
                 December 31,    Including    Interest    Maturity        Due At
                     2000         Interest      Rate        Date         Maturity
                       (in thousands)                                 (in thousands)
Properties

Lakeside           $17,200       $   105 (1)    7.33%     11/01/03        $17,200
Pinetree             4,880            41        7.65%     11/01/19             --
Summerwalk           4,845            34        7.13%     01/01/08          4,312
                   $26,925       $   180                                  $21,512

(1)   Amount is interest only.

The mortgage notes payable are nonrecourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On October 15, 1999, the Partnership refinanced the mortgage encumbering Pinetree Apartments. The interest rate on the new mortgage is 7.65% compared to the interest rate on the old mortgage of 9.87%. The refinancing replaced indebtedness of $2,154,000 with a new mortgage in the amount of $5,000,000. Payments of approximately $41,000 are due on the first day of each month until the loan matures on November 1, 2019. The prior note was scheduled to mature in July 1, 2001. The lender also required a repair escrow of approximately $67,000 be established. Total capitalized loan costs were approximately $36,000 and $76,000 during the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 1999, the Partnership recognized a loss on the early extinguishment of debt of approximately $158,000 consisting of the write-off of unamortized loan costs and a prepayment penalty.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001             $   181
                               2002                 194
                               2003              17,410
                               2004                 226
                               2005                 243
                            Thereafter            8,671
                                                $26,925

Note E - Investment Properties and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings        Net Costs
                                                       and Related      Capitalized
                                                        Personal       Subsequent to
Description            Encumbrances         Land       Properties       Acquisition
                      (in thousands)                                  (in thousands)

Lakeside                  $17,200         $ 2,087        $15,363          $ 6,152
Pinetree                    4,880             493          3,873            2,411
Summerwalk                  4,845             427          6,347            2,118
                          $26,925         $ 3,007        $25,583          $10,681


             Gross Amount At Which Carried
                 At December 31, 2000
                    (in thousands)

                      Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land   Properties   Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Lakeside     $ 2,093    $21,509   $23,602     $16,135      1973/1975    12/80    5-27.5 yrs
Pinetree         499      6,278     6,777       5,046        1974       07/80    5-27.5 yrs
Summerwalk       431      8,461     8,892       6,111        1974       12/80    5-27.5 yrs
              $3,023    $36,248   $39,271     $27,292

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    December 31,
                                                 2000          1999
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $37,900       $35,479
    Disposal of property                             --          (201)
    Property improvements                         1,371         2,622
Balance at end of year                          $39,271       $37,900

Accumulated Depreciation
Balance at beginning of year                    $25,635       $24,359
    Disposal of property                             --          (155)
    Additions charged to expense                  1,657         1,431
Balance at end of year                          $27,292       $25,635

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $39,058,000 and $37,840,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $28,592,000 and $26,712,000, respectively.

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

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net income from the consolidated financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                                December 31,
                                              2000         1999

Net income as reported                       $ 1,361      $ 2,760
  Casualty gain                                  156       (1,187)
  Depreciation differences                      (217)          --
  Other                                         (153)         (25)
Federal taxable income                       $ 1,147      $ 1,548

Federal taxable income per limited
  partnership unit                           $ 23.60      $ 31.90

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                     2000

Net liabilities as reported                        $(13,359)
  Land and buildings                                   (213)
  Accumulated depreciation                           (1,301)
  Syndication and distribution costs                  2,727
  Prepaid rent                                           28
  Other                                                 218

Net liabilities - Federal tax basis                $(11,900)

Note G - Distributions

During the year ended December 31, 2000, the Partnership distributed approximately $5,702,000 (approximately $5,670,000 to the limited partners or $118.00 per limited partnership unit). The distributions represent approximately $2,482,000 to the limited partners ($51.65 per limited partnership unit) of proceeds from the 1999 refinancing of Pinetree Apartments and approximately $3,220,000 (approximately $3,188,000 to the limited partners or $66.35 per limited partnership unit) of cash flow from operations. Subsequent to December 31, 2000, a cash distribution was declared and paid from operations of approximately $775,000, of which approximately $767,000 was paid to the limited partners ($15.96 per limited partnership unit). During the year ended December 31, 1999, the Partnership distributed approximately $670,000 (approximately $664,000 to the limited partners or $13.82 per limited partnership unit) from operations.

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

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. Net insurance proceeds of approximately $209,000 have been received. During the year ended December 31, 1999, the Partnership recognized a casualty gain of approximately $232,000. During the year ended December 31, 2000, the Partnership recognized an additional casualty gain of approximately $25,000 related to this fire.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors III (the "Partnership") has no officers or directors. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. The names, ages, and positions held by the executive officers and director of NPI Equity are as follows:

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $41,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2000, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

Insignia Properties, LP                       21,566           44.88%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          13,394           27.88%
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

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 2000 and 1999:

                                                                2000      1999
                                                                (in thousands)

Property management fees                                       $ 474      $ 445
Reimbursement for services of affiliates                         362        189
Partnership management fee                                       100         60

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $474,000 and $445,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $362,000 and $189,000 for the years ended December 31, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The payment of this amount is dependent upon the Partnership distributing cash from operations. The Managing General Partner received approximately $100,000 and $60,000 for the years ended December 31, 2000 and 1999, respectively.

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

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver to date.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,960 limited partnership units in the Partnership representing 72.76% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interest in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $374.19 per Unit. Pursuant to this offer, AIMCO acquired an additional 249 units resulting in its total ownership being increased to 35,209 units or 73.28% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.28% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

     2.6 Agreement and Plan of Merger, dated as of October 1, 1999, by and between AIMCO and IPT shown as Exhibit 2.1 in 8-K dated as of October 1, 1988.

     3.2 Second Amended and Restated Bylaws of IPT, dated October 2, 1999 filed in Current Report on Form 8-K dated October 1, 1999.

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

     10.6 Multifamily Note dated December 23, 1998, by and between Summerwalk NPI III, L.P. and Collateral Mortgage, Ltd. For Summerwalk Apartments incorporated by reference to Exhibit 10.16 to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     10.7 Addendum to Multifamily Note dated December 23, 1998, by and between Summerwalk NPI III, L.P. and Collateral Mortgage, Ltd. For Summerwalk Apartments incorporated by reference to Exhibit 10.17 to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     16   Letter  dated  November  11,  1999,  from  the   Registrant's   former
          independent accountant regarding its concurrence with the statements made by the Registrant in this Current Report.