Form 10QSB
period 2001-03-31
NATIONAL PROPERTY INVESTORS III
filed 2001-05-14
CIK 310485

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                $ 1,152
   Receivables and deposits                                                     719
   Restricted escrows                                                           334
   Other assets                                                                 514
   Investment properties:
       Land                                                  $ 3,023
       Buildings and related personal property                 36,490
                                                               39,513
       Less accumulated depreciation                          (27,734)       11,779
                                                                           $ 14,498
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   76
   Tenant security deposit liabilities                                          220
   Accrued property taxes                                                       768
   Other liabilities                                                            481
   Mortgage notes payable                                                    26,881

Partners' Deficit
   General partner                                            $ (282)
   Limited partners (48,049 units
      issued and outstanding)                                 (13,646)      (13,928)
                                                                           $ 14,498


            See Accompanying Notes to Consolidated Financial Statements


b)

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2001           2000
Revenues:
   Rental income                                             $ 2,178        $ 2,066
   Other income                                                  231            134
   Casualty gain                                                  35             --
       Total revenues                                          2,444          2,200

Expenses:
   Operating                                                     912            852
   General and administrative                                    163            140
   Depreciation                                                  442            392
   Interest                                                      517            521
   Property taxes                                                204            187
       Total expenses                                          2,238          2,092

Net income                                                    $ 206          $ 108

Net income allocated to general partner (1%)                   $ 2            $ 1
Net income allocated to limited partners (99%)                   204            107

                                                              $ 206          $ 108

Net income per limited partnership unit                      $ 4.24         $ 2.23

Distributions per limited partnership unit                   $ 15.96        $ 71.07

            See Accompanying Notes to Consolidated Financial Statements


c)

                          NATIONAL PROPERTY INVESTORS III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2000                  48,049     $   (276)    $(13,083)   $(13,359)

Net income for the three months
   ended March 31, 2001                   --            2          204         206

Distributions to partners                 --           (8)        (767)       (775)

Partners' deficit at
   March 31, 2001                     48,049      $ (282)     $(13,646)   $(13,928)

            See Accompanying Notes to Consolidated Financial Statements


d)

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 206        $ 108
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  442          392
      Amortization of loan costs                                     22           24
      Casualty gain                                                 (35)          --
      Change in accounts:
        Receivables and deposits                                   (149)          20
        Other assets                                                (38)         (18)
        Accounts payable                                            (45)           5
        Tenant security deposit liabilities                          (5)          12
        Accrued property taxes                                      144          114
        Other liabilities                                             8            8
          Net cash provided by operating activities                 550          665

Cash flows from investing activities:
  Property improvements and replacements                           (242)        (362)
  Net (deposits to) withdrawals from restricted escrows             (62)         132
  Net insurance proceeds received                                   127           --
          Net cash used in investing activities                    (177)        (230)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (44)         (42)
  Loan costs paid                                                    --          (69)
  Distributions to partners                                        (775)      (3,425)
          Net cash used in financing activities                    (819)      (3,536)

Net decrease in cash and cash equivalents                          (446)      (3,101)

Cash and cash equivalents at beginning of period                  1,598        5,577
Cash and cash equivalents at end of period                      $ 1,152      $ 2,476

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 495        $ 497

At March 31, 2000, accounts payable and property improvements and replacements were adjusted by approximately $135,000.

            See Accompanying Notes to Consolidated Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $120      $115
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        73        46
 Partnership management fee (included in general and
   administrative expenses)                                         75        85

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $120,000 and $115,000 for the three months ended March 31, 2001 and 2000, respectively.

Affiliates  of  the  Managing   General  Partner  received   reimbursements   of
accountable administrative expenses amounting to approximately $73,000 and $46,000 for the three months ended March 31, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $75,000 and $85,000 during the three months ended March 31, 2001 and 2000, respectively, in connection with the distribution paid to the partners.

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

AIMCO and its affiliates currently own 35,209 limited partnership units in the Partnership representing 73.28% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 73.28% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to the 21,380 units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such unit: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership distributed approximately $775,000 (approximately $767,000 to the limited partners or $15.96 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership made a distribution of approximately $237,000 (approximately $234,000 to the limited partners or $4.87 per limited partnership unit) from operations.

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

Note D - Casualty Gain

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. Net insurance proceeds of approximately $336,000 have been received. During the year ended December 31, 2000 and 1999, the Partnership recognized casualty gains of approximately $232,000 and approximately $25,000, respectively. During the first quarter of 2001, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of approximately $35,000 related to this fire.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Lakeside Apartments                           93%        94%
         Lisle, Illinois
      Pinetree Apartments (2)                       91%        94%
         Charlotte, North Carolina
      Summerwalk Apartments (1)                     94%        91%
         Winter Park, Florida

(1) The increase in occupancy at Summerwalk Apartments is due to improved marketing efforts, as well as the completion of the reconstruction of the eight units damaged in a fire in 1999, as discussed below.

(2) The decrease in occupancy at Pinetree Apartments is due to lower interest rates and a number of new apartment complexes in the local market.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $206,000 compared to net income of approximately $108,000 for the three months ended March 31, 2000. The increase in net income is primarily due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is due to an increase in rental income, other income and a casualty gain at Summerwalk Apartments, as discussed below. The increase in rental income is primarily due to increased rental rates at all of the Partnership's properties, and increased occupancy at Summerwalk Apartments. Other income increased due to an increase in utility reimbursements, tenant charges and laundry income.

Total expenses increased due to an increase in operating, depreciation, and general and administrative expenses. The increased depreciation expense is the result of additions of capital assets at all of the Partnership's properties during the past twelve months. The increase in operating expense is due to increased salaries and related employee benefits, and increased gas expense at Lakeside Apartments. General and administrative expense increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner. This increase was partially offset by reduced Partnership management fees associated with non-accountable reimbursements allowed with distributions from operations due to reduced operating distributions. Also included in general and administrative expenses at both March 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. Net insurance proceeds of approximately $336,000 have been received. During the year ended December 31, 2000 and 1999, the Partnership recognized casualty gains of approximately $232,000 and approximately $25,000, respectively. During the first quarter of 2001, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of approximately $35,000 related to this fire.

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

Capital Resources and Liquidity

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $1,152,000 as compared to approximately $2,476,000 at March 31, 2000. For the three months ended March 31, 2001, cash and cash equivalents decreased approximately $446,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $819,000 of cash used in financing activities and approximately $177,000 of cash used in investing activities, partially offset by approximately $550,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by insurance proceeds received on a July 1999 fire at Summerwalk Apartments. Cash used in financing activities consists of distributions to the partners and payments of principal made on the mortgages encumbering Pinetree and Summerwalk Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $54,000 of capital improvements at Lakeside Apartments consisting primarily of furniture and fixture enhancements, water heater replacements, floor covering replacements, major sewer replacement, and appliance replacements. These improvements were funded from operating cash flows. Approximately $163,000 has been budgeted for capital improvements at Lakeside for the year 2001 consisting primarily of floor covering replacements, appliance replacement, interior painting, and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pinetree Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $58,000 of capital improvements at Pinetree Apartments consisting of structural improvements, interior painting, appliance replacements, and floor covering replacements. These improvements were funded from operating cash flows. Approximately $112,000 has been budgeted for capital improvements at Pinetree Apartments for the year 2001 consisting primarily of plumbing improvements, swimming pool improvements, appliance replacements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $130,000 of capital improvements at Summerwalk Apartments consisting of building and structural improvements and floor covering replacements. These improvements were funded from operating cash flows. Approximately $486,000 has been budgeted for capital improvements at Summerwalk Apartments for the year 2001 consisting primarily of floor covering replacement, building and structural improvements, appliance replacements, and air conditioning unit replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $26,881,000 encumbering the Partnership's properties are being amortized over varying periods with balloon payments due over periods ranging from November 2003 to November 2019. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership distributed approximately $775,000 (approximately $767,000 to the limited partners or $15.96 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership made a distribution of approximately $237,000 (approximately $234,000 to the limited partners or $4.87 per limited partnership unit) from operations. During the three months ended March 31, 2000, the Partnership distributed approximately $3,425,000 (approximately $3,415,000 to limited partners or $71.07 per limited partnership unit). This distribution represents approximately $2,482,000 to the limited partners ($51.65 per limited partnership unit) of refinance proceeds from Pinetree Apartments and approximately $943,000 (approximately $933,000 to the limited partners or $19.42 per limited partnership unit) of cash flow from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

AIMCO and its affiliates currently own 35,209 limited partnership units in the Partnership representing 73.28% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 73.28% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to the 21,380 units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such unit: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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