Form 10QSB
period 2001-06-30
NATIONAL PROPERTY INVESTORS III
filed 2001-08-09
CIK 310485

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  786
   Receivables and deposits                                                     588
   Restricted escrows                                                           244
   Other assets                                                                 510
   Investment properties:
       Land                                                  $ 3,023
       Buildings and related personal property                 36,692
                                                               39,715
       Less accumulated depreciation                          (28,180)       11,535
                                                                           $ 13,663
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 126
   Tenant security deposit liabilities                                          225
   Accrued property taxes                                                       697
   Other liabilities                                                            438
   Mortgage notes payable                                                    26,837

Partners' Deficit
   General partner                                            $ (289)
   Limited partners (48,049 units
      issued and outstanding)                                 (14,371)      (14,660)
                                                                           $ 13,663


            See Accompanying Notes to Consolidated Financial Statements


b)

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                     2001          2000          2001        2000
Revenues:
  Rental income                     $ 2,247       $ 2,182      $ 4,425      $ 4,248
  Other income                          183           174          414          308
  Casualty gain (Note D)                 --            --           35           --
     Total revenues                   2,430         2,356        4,874        4,556

Expenses:
  Operating                             919           679        1,831        1,531
  General and administrative            108            82          271          222
  Depreciation                          446           403          888          795
  Interest                              516           521        1,033        1,042
  Property taxes                        201           187          405          374
     Total expenses                   2,190         1,872        4,428        3,964

Net income                           $ 240         $ 484        $ 446        $ 592

Net income allocated
  to general partner (1%)             $ 2           $ 5          $ 4          $ 6
Net income allocated
  to limited partners (99%)             238           479          442          586

                                     $ 240         $ 484        $ 446        $ 592
Net income per limited
  partnership unit                  $ 4.96        $ 9.97        $ 9.20      $ 12.20
Distributions per limited
  partnership unit                  $ 20.04       $ 33.70      $ 36.00      $104.77

            See Accompanying Notes to Consolidated Financial Statements


c)

                          NATIONAL PROPERTY INVESTORS III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2000                  48,049     $   (276)    $(13,083)   $(13,359)

Net income for the six months
   ended June 30, 2001                    --            4          442         446

Distributions to partners                 --          (17)      (1,730)     (1,747)

Partners' deficit at
   June 30, 2001                      48,049      $ (289)     $(14,371)   $(14,660)

            See Accompanying Notes to Consolidated Financial Statements


d)

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 446        $ 592
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  888          795
      Amortization of loan costs                                     45           48
      Casualty gain                                                 (35)          --
      Change in accounts:
        Receivables and deposits                                    (18)        (160)
        Other assets                                                (57)           7
        Accounts payable                                              5          (14)
        Tenant security deposit liabilities                          --           31
        Accrued property taxes                                       73           13
        Other liabilities                                           (35)          (1)
          Net cash provided by operating activities               1,312        1,311

Cash flows from investing activities:
  Property improvements and replacements                           (444)        (907)
  Net withdrawals from restricted escrows                            28          154
  Net insurance proceeds received                                   127           --
          Net cash used in investing activities                    (289)        (753)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (88)         (83)
  Loan costs paid                                                    --          (69)
  Distributions to partners                                      (1,747)      (5,060)
          Net cash used in financing activities                  (1,835)      (5,212)

Net decrease in cash and cash equivalents                          (812)      (4,654)
Cash and cash equivalents at beginning of period                  1,598        5,577
Cash and cash equivalents at end of period                       $ 786        $ 923

Supplemental disclosure of cash flow information:
Cash paid for interest                                           $ 988        $ 994

At December 31, 1999, approximately $135,000 of property improvements and replacements were included in accounts payable and other liabilities.

            See Accompanying Notes to Consolidated Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $245      $230
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                       135        99
 Non-accountable reimbursement (included in general and
   administrative expenses)                                        100       100


Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $245,000 and $230,000 for the six months ended June 30, 2001 and 2000, respectively.

Affiliates  of  the  Managing   General  Partner  received   reimbursements   of
accountable administrative expenses amounting to approximately $135,000 and $99,000 for the six months ended June 30, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $100,000 during the six months ended June 30, 2001 and 2000, respectively, in connection with the distributions paid to the partners.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver to date.

AIMCO and its affiliates owned 35,321 limited partnership units (the "Units") in the Partnership representing 73.51% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 73.51% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership distributed approximately $1,747,000 (approximately $1,730,000 to the limited partners or $36.00 per limited partnership unit) from operations. Subsequent to June 30, 2001, the Partnership made a distribution of approximately $470,000 (approximately $465,000 to the limited partners or $9.68 per limited partnership unit) from operations.

During the six months ended June 30, 2000, the Partnership distributed approximately $5,060,000 (approximately $5,034,000 to the limited partners or $104.77 per limited partnership unit). This distribution represented approximately $2,482,000 to the limited partners ($51.66 per limited partnership unit) of refinance proceeds from the 1999 refinancing of Pinetree Apartments and approximately $2,578,000 (approximately $2,552,000 to the limited partners or $53.11 per limited partnership unit) from operations.

Note D - Casualty Gain

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the six months ended June 30, 2001, final insurance proceeds of approximately $127,000 were received which was offset by approximately $92,000 of undepreciated fixed assets being written off.

Note E - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the six month periods ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Lakeside Apartments                           94%        95%
         Lisle, Illinois
      Pinetree Apartments                           92%        94%
         Charlotte, North Carolina
      Summerwalk Apartments                         93%        90%
         Winter Park, Florida (1)

(1) The Managing General Partner attributes the increase in occupancy at Summerwalk Apartments to improved marketing efforts, as well as the completion of the construction of the eight units destroyed by a fire in July 1999 and rendered unleasable during the six months ended June 30, 2000.

Results of Operations

The Partnership's net income for the six months ended June 30, 2001 was approximately $446,000 compared to net income of approximately $592,000 for the six months ended June 30, 2000. The Partnership's net income for the three months ended June 30, 2001 was approximately $240,000 compared to net income of approximately $484,000 for the three months ended June 30, 2000. The decrease in net income is primarily due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses for the three and six month periods is due to an increase in operating, general and administrative, depreciation, and property tax expenses. The increase in operating expense was attributable to an increase in salaries and related employee benefits at Lakeside and Pinetree Apartments and increased utilities, especially natural gas, at Lakeside Apartments. Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months. Property tax expense increased due to an increase in the assessed values by the local taxing authority at Lakeside Apartments and Summerwalk Apartments. General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner.

Total revenues increased due to an increase in rental and other income and a casualty gain recognized at Summerwalk Apartments. The increase in rental income was due to an increase in average rental rates at all of the Partnership's properties and increased occupancy at Summerwalk Apartments which more than offset slight decreases in occupancy at Pinetree and Lakeside Apartments. Other income increased due to an increase in tenant reimbursements, interest income and laundry income.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the six months ended June 30, 2001, final insurance proceeds of approximately $35,000 were received which was recognized as a casualty gain as all assets had been written off in prior years.

In addition to the reimbursements to the Managing General Partner previously mentioned, Partnership management fees associated with non-accountable reimbursements allowed with distributions are included in general and administrative expenses. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Capital Resources and Liquidity

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $786,000 as compared to approximately $923,000 at June 30, 2000. Cash and cash equivalents decreased approximately $812,000 since December 31, 2000 due to approximately $1,835,000 and $289,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,312,000 of cash provided by operating activities. Cash used in financing activities consists of distributions to the partners and principal payments made on the mortgages encumbering Pinetree and Summerwalk Apartments. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and net insurance proceeds received. The Partnership invests its working capital reserves in a interest bearing accounts.

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

Lakeside Apartments

The Partnership budgeted approximately $163,000 for capital improvements at Lakeside Apartments for 2001 consisting primarily of floor covering and appliance replacements, furniture and fixtures upgrades, and common area painting. During the six months ended June 30, 2001, the Partnership completed approximately $150,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering replacement, furniture and fixture upgrades, air conditioning and water heater replacements, appliances and parking area improvements. These improvements were funded from operating cash flows and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pinetree Apartments

The Partnership budgeted approximately $112,000 for capital improvements at Pinetree Apartments for 2001 consisting primarily of structural improvements, floor covering replacements, wallcoverings and swimming pool improvements. During the six months ended June 30, 2001, the Partnership completed approximately $87,000 of capital improvements at Pinetree Apartments consisting primarily of floor covering and appliance replacements, common area painting, and major landscaping. These improvements were funded from operating cash flows. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

The Partnership budgeted approximately $486,000 for capital improvements at Summerwalk Apartments for 2001 consisting primarily of building and structural improvements, and floor covering, appliance and HVAC replacements. During the six months ended June 30, 2001, the Partnership completed approximately $207,000 of capital improvements at Summerwalk Apartments consisting primarily of building and structural improvements and floor covering replacements. These improvements were funded from replacement reserves, operating cash flows and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $26,837,000 encumbering the Partnership's properties are being amortized over varying periods with balloon payments due over periods ranging from November 2003 to January 2008. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership distributed approximately $1,747,000 (approximately $1,730,000 to the limited partners or $36.00 per limited partnership unit) from operations. Subsequent to June 30, 2001, the Partnership made a distribution of approximately $470,000 (approximately $465,000 to the limited partners or $9.68 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Partnership distributed approximately $5,060,000 (approximately $5,034,000 to the limited partners or $104.77 per limited partnership unit). This distribution represented approximately $2,482,000 to the limited partners ($51.66 per limited partnership unit) of refinance proceeds from the 1999 refinancing of Pinetree Apartments and approximately $2,578,000 (approximately $2,552,000 to the limited partners or $53.11 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

AIMCO and its affiliates owned 35,321 limited partnership units (the "Units") in the Partnership representing 73.51% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 73.51% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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