Form 10QSB
period 2001-09-30
NATIONAL PROPERTY INVESTORS III
filed 2001-11-13
CIK 310485

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

              For the quarterly period ended September 30, 2001


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
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $ 670
   Receivables and deposits                                                     441
   Restricted escrows                                                           234
   Other assets                                                                 496
   Investment properties:
       Land                                                  $ 3,023
       Buildings and related personal property                 37,035
                                                               40,058
       Less accumulated depreciation                          (28,620)       11,438
                                                                           $ 13,279
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 130
   Tenant security deposit liabilities                                          224
   Accrued property taxes                                                       596
   Other liabilities                                                            325
   Mortgage notes payable                                                    26,791

Partners' Deficit
   General partner                                            $ (290)
   Limited partners (48,049 units
      issued and outstanding)                                 (14,497)      (14,787)
                                                                           $ 13,279


         See Accompanying Notes to Consolidated Financial Statements


b)

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                     2001          2000          2001        2000
Revenues:
  Rental income                     $ 2,191       $ 2,232      $ 6,616      $ 6,480
  Other income                          204           162          618          470
  Casualty gain                          --            25           35           25
     Total revenues                   2,395         2,419        7,269        6,975

Expenses:
  Operating                             847           883        2,678        2,414
  General and administrative             80           129          351          351
  Depreciation                          440           421        1,328        1,216
  Interest                              515           512        1,548        1,554
  Property taxes                        170           153          575          527
     Total expenses                   2,052         2,098        6,480        6,062

Net income                           $ 343         $ 321        $ 789        $ 913

Net income allocated to
  general partner (1%)                $ 4           $ 3          $ 8          $ 9
Net income allocated to
  limited partners (99%)                339           318          781          904

                                     $ 343         $ 321        $ 789        $ 913
Net income per limited
  partnership unit                  $ 7.05        $ 6.62       $ 16.25      $ 18.81
Distributions per limited
  partnership unit                  $ 9.68        $ 1.98       $ 45.68      $106.75

         See Accompanying Notes to Consolidated Financial Statements


c)

                       NATIONAL PROPERTY INVESTORS III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2000                  48,049     $   (276)    $(13,083)   $(13,359)

Distributions to partners                 --          (22)      (2,195)     (2,217)

Net income for the nine months
   ended September 30, 2001               --            8          781         789

Partners' deficit at
   September 30, 2001                 48,049      $ (290)     $(14,497)   $(14,787)

         See Accompanying Notes to Consolidated Financial Statements

d)

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 789        $ 913
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                1,328        1,216
      Amortization of loan costs                                     67           63
      Casualty gain                                                 (35)         (25)
      Change in accounts:
        Receivables and deposits                                    129         (304)
        Other assets                                                (65)         (33)
        Accounts payable                                              9           (8)
        Tenant security deposit liabilities                          (1)          46
        Accrued property taxes                                      (28)         (20)
        Other liabilities                                          (148)         (28)
          Net cash provided by operating activities               2,045        1,820

Cash flows from investing activities:
  Property improvements and replacements                           (787)      (1,236)
  Net withdrawals from restricted escrows                            38          140
  Insurance proceeds received                                       127           --
          Net cash used in investing activities                    (622)      (1,096)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (134)        (125)
  Loan costs paid                                                    --          (69)
  Distributions to partners                                      (2,217)      (5,156)
          Net cash used in financing activities                  (2,351)      (5,350)

Net decrease in cash and cash equivalents                          (928)      (4,626)
Cash and cash equivalents at beginning of period                  1,598        5,577
Cash and cash equivalents at end of period                       $ 670        $ 951

Supplemental disclosure of cash flow information:
Cash paid for interest                                          $ 1,481      $ 1,491

At December 31, 1999, approximately $135,000 of property improvements and replacements were included in accounts payable and other liabilities.

         See Accompanying Notes to Consolidated Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS III
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The Partnership's financial statements include the accounts of National Pinetree, LP, of which the Partnership owns a 99% limited partnership interest, and of Summerwalk NPI III, LP, of which the Partnership owns a 99.9% limited partnership interest. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

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

The following transactions with the Managing General Partner and its affiliates were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $368      $351
 Reimbursement for services of affiliates (included in
   investment properties and operating and general and
   administrative expenses)                                        272       200
 Non-accountable reimbursement (included in general and
   administrative expenses)                                        100       100

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $368,000 and $351,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $272,000 and $200,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts are construction oversight fees paid to an affiliate of the Managing General partner of approximately $96,000 and $18,000 for the nine month periods ended September 30, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $100,000 during each of the nine months ended September 30, 2001 and 2000, respectively, in connection with the distributions paid to the partners.

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

AIMCO and its affiliates owned 35,331 limited partnership units (the "Units") in the Partnership representing 73.53% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 73.53% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership distributed approximately $2,217,000 (approximately $2,195,000 to the limited partners or $45.68 per limited partnership unit) from operations. Subsequent to September 30, 2001, the Partnership made a distribution of approximately $502,000
(approximately $497,000 to the limited partners or $10.34 per limited partnership unit) from operations.

During the nine months ended September 30, 2000, the Partnership distributed approximately $5,156,000 (approximately $5,129,000 to the limited partners or $106.75 per limited partnership unit). The distributions represented approximately $2,482,000 to the limited partners ($51.66 per limited partnership unit) of refinancing proceeds from the 1999 refinancing of Pinetree Apartments and approximately $2,674,000 (approximately $2,647,000 to the limited partners or $55.09 per limited partnership unit) from operations.

Note D - Casualty Gain

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the nine months ended September 30, 2001, final insurance proceeds of approximately $127,000 were received which was offset by approximately $92,000 of undepreciated fixed assets being written off. Additionally, during the nine months ended September 30, 2000, the Partnership recognized a casualty gain of approximately $25,000 related to this fire.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the nine month periods ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Lakeside Apartments                           93%        95%
         Lisle, Illinois
      Pinetree Apartments                           92%        94%
         Charlotte, North Carolina
      Summerwalk Apartments                         93%        91%
         Winter Park, Florida

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately $789,000 compared to net income of approximately $913,000 for the nine months ended September 30, 2000. The decrease in net income is primarily due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, depreciation and property tax expenses. Operating expense increased due to an increase in salaries and related employee benefits at Lakeside and Pinetree Apartments, increased utilities expense, especially natural gas, at Lakeside Apartments and increased insurance costs at all the properties offset by decreased maintenance expenses at Lakeside Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value by the local taxing authority at Lakeside Apartments and Summerwalk Apartments.

Total revenues increased due to an increase in rental and other income and a casualty gain recognized at Summerwalk Apartments. The increase in rental income was due to an increase in average rental rates at all of the Partnership's properties and increased occupancy at Summerwalk Apartments which more than offset slight decreases in occupancy at Pinetree and Lakeside Apartments. Other income increased due to an increase in utility reimbursements, interest income and laundry income at Lakeside and Summerwalk Apartments.

The Partnership's net income for the three months ended September 30, 2001 was approximately $343,000 compared to net income of approximately $321,000 for the three months ended September 30, 2000. The increase in net income is primarily due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total expenses is primarily attributable to decreases in operating and general and administrative expenses partially offset by increases in depreciation and property tax expenses. Operating expense decreased due to a decrease in utilities expense and payroll bonuses at Lakeside Apartments. General and administrative expenses decreased due to a decrease in reimbursable expenses to the Managing General Partner. Depreciation expense increased due to an increase in property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value by the local taxing authority at Lakeside Apartments and Summerwalk Apartments.

In addition to the reimbursements to the Managing General Partner, Partnership management fees associated with non-accountable reimbursements allowed with distributions are included in general and administrative expenses. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues decreased due to the recognition of a casualty gain for the three months ended September 30, 2000 and a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreased occupancy at Lakeside Apartments and Pinetree Apartments partially offset by increased average rental rates at all the properties and an increase in occupancy at Summerwalk Apartments. Other income increased due to an increase in tenant reimbursements at Lakeside Apartments and Summerwalk Apartments.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the nine months ended September 30, 2001, final insurance proceeds of approximately $127,000 were received which was offset by approximately $92,000 of undepreciated fixed assets being written off. Additionally, during the nine months ended September 30, 2000, the Partnership recognized a casualty gain of approximately $25,000 related to this fire.

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

Capital Resources and Liquidity

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $670,000 compared to approximately $951,000 at September 30, 2000. Cash and cash equivalents decreased approximately $928,000 since December 31, 2000 due to approximately $2,351,000 and $622,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,045,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and, to a lesser extent, principal payments made on the mortgages encumbering Pinetree and Summerwalk Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

The Partnership budgeted approximately $370,000 for capital improvements at Lakeside Apartments for 2001 consisting primarily of floor covering and appliance replacements, furniture and fixtures upgrades, and common area painting. During the nine months ended September 30, 2001, the Partnership completed approximately $355,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering replacement, furniture and fixture upgrades, air conditioning and water heater replacements, appliances and parking area improvements. These improvements were funded from operating cash flows and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pinetree Apartments

The Partnership budgeted approximately $141,000 for capital improvements at Pinetree Apartments for 2001 consisting primarily of structural improvements, floor covering replacements, wallcoverings and swimming pool improvements. During the nine months ended September 30, 2001, the Partnership completed approximately $154,000 of budgeted and unbudgeted capital improvements at Pinetree Apartments consisting primarily of floor covering and appliance replacements, common area painting, and major landscaping. These improvements were funded from operating cash flows. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

The Partnership budgeted approximately $486,000 for capital improvements at Summerwalk Apartments for 2001 consisting primarily of building and structural improvements, and floor covering, appliance and HVAC replacements. During the nine months ended September 30, 2001, the Partnership completed approximately $278,000 of capital improvements at Summerwalk Apartments consisting primarily of building and structural improvements and floor covering replacements. These improvements were funded from replacement reserves, operating cash flows and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside and Summerwalk Apartments totals approximately $17,200,000 and $4,800,000, respectively. Balloon payments of $17,200,000 and $4,312,000 will be due in November 2003 and January 2008, respectively. The remaining mortgage indebtedness encumbering Pinetree Apartments of approximately $4,791,000 is being amortized over 20 years and matures in November 2019 at which time the mortgage will be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Lakeside and Summerwalk Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership distributed approximately $2,217,000 (approximately $2,195,000 to the limited partners or $45.68 per limited partnership unit) from operations. Subsequent to September 30, 2001, the Partnership made a distribution of approximately $502,000
(approximately $497,000 to the limited partners or $10.34 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Partnership distributed approximately $5,156,000 (approximately $5,129,000 to the limited partners or $106.75 per limited partnership unit). The distributions represented approximately $2,482,000 to the limited partners ($51.66 per limited partnership unit) of refinancing proceeds from the 1999 refinancing of Pinetree Apartments and approximately $2,674,000 (approximately $2,647,000 to the limited partners or $55.09 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

AIMCO and its affiliates owned 35,331 limited partnership units (the "Units") in the Partnership representing 73.53% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 73.53% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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