Form 10KSB
period 2001-12-31
NATIONAL PROPERTY INVESTORS III
filed 2002-03-22
CIK 310485

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $9,667,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                           Prospectus and Supplements

                                     PART I


Item 1.     Description of Business

National Property Investors III (the "Partnership" or the "Registrant") is a California limited partnership formed on February 1, 1979. The Partnership is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

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

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2001 and 2000.

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

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis at December 31, 2001.

                            Gross
                          Carrying    Accumulated                          Federal
Properties                  Value    Depreciation     Rate     Method     Tax Basis
                              (in thousands)                            (in thousands)

Lakeside Apartments        $24,006      $17,104    5-27.5 yrs    S/L       $ 5,778
Pinetree Apartments          6,958        5,364    5-27.5 yrs    S/L         1,489
Summerwalk Apartments        9,304        6,598    5-27.5 yrs    S/L         2,463
                           $40,268      $29,066                            $ 9,730

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                            Principal                                       Principal
                           Balance At      Stated                            Balance
                          December 31,    Interest    Period   Maturity       Due At
Properties                    2001          Rate    Amortized    Date      Maturity (1)
                         (in thousands)                                   (in thousands)

Lakeside Apartments          $24,500       7.09%      20 yrs   01/01/22        $  --
Pinetree Apartments            4,761       7.65%      20 yrs   11/01/19           --
Summerwalk Apartments          4,784       7.13%      30 yrs   01/01/08        4,312
                             $34,045                                         $ 4,312

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loan.

On December 14, 2001, the Partnership refinanced the mortgage encumbering Lakeside Apartments. The refinancing replaced indebtedness of $17,200,000 with a new mortgage in the amount of $24,500,000. The new mortgage carries a stated interest rate of 7.09% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due each month until the loan matures in January 2022 at which time the loan is scheduled to be fully amortized. Loan costs capitalized were approximately $648,000 including $245,000 paid to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $123,000, consisting of the write-off of unamortized loan costs.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                   Average Annual              Average Annual
                                    Rental Rates                  Occupancy
                                     (per unit)

 Properties                     2001           2000          2001          2000

 Lakeside Apartments           $10,701       $10,301         92%           95%
 Pinetree Apartments             7,416         7,271         90%           93%
 Summerwalk Apartments           7,721         7,195         93%           92%

The Managing General Partner attributes the decrease in occupancy at Lakeside Apartments to tenant move-outs as a result of layoffs in the area and home purchases due to low interest rates.

The Managing General Partner attributes the decrease in occupancy at Pinetree Apartments to the recent eviction of undesirable tenants.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for the properties:

                                         2001            2001
                                       Billing           Rate
                                    (in thousands)

       Lakeside Apartments               $542            6.45%
       Pinetree Apartments                 66            1.50%
       Summerwalk Apartments              138            1.92%

Capital Improvements

Lakeside Apartments

The Partnership completed approximately $404,000 in capital expenditures at Lakeside Apartments during the year ended December 31, 2001, consisting primarily of floor covering, water heaters, plumbing, appliance, electrical and cabinet replacements, common area painting improvements and parking lot upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $170,000.
Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pinetree Apartments

The Partnership completed approximately $181,000 in capital expenditures at Pinetree Apartments during the year ended December 31, 2001, consisting primarily of floor covering and air conditioning replacements and common area painting improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $66,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

The Partnership completed approximately $412,000 in capital expenditures at Summerwalk Apartments during the year ended December 31, 2001, consisting primarily of floor covering, plumbing and air conditioning replacements, exterior painting, structural and building improvements and pool upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $92,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of the unitholders through the solicitation of proxies or otherwise.



                                     PART II

Item 5.     Market for the Partnership's Common Equity and Related
            Stockholder Matters

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units aggregating $24,024,500. As of December 31, 2001, the Partnership had 48,049 units outstanding held by 935 limited partners of record. Affiliates of the Managing General Partner owned 35,377 units or 73.63% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000 (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                        Aggregate            Per Unit
                                      (in thousands)

       01/01/01 - 12/31/01             $ 9,049 (1)           $ 187.77
       01/01/00 - 12/31/00               5,702 (2)             118.00

(1)   Consists of $2,719,000 of cash from operations and $6,330,000 of cash from
      proceeds  of  the  refinancing  of  the  mortgage   encumbering   Lakeside
      Apartments.

(2) Consists of $3,220,000 of cash from operations and $2,482,000 of cash from proceeds of the refinancing of the mortgage encumbering Summerwalk Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

AIMCO and its affiliates owned 35,377 limited partnership units (the "Units") in the Partnership representing 73.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.63% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired.

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

Results of Operations

The Partnership realized net income of approximately $906,000 and $1,361,000 for the years ended December 31, 2001 and 2000, respectively. One of the reasons for the decrease in net income for the year ended December 31, 2001 was an extraordinary loss on the early extinguishment of debt of approximately $123,000 related to the refinancing of the mortgage encumbering Lakeside Apartments, as discussed in "Capital Resources and Liquidity".

The Partnership realized income before the extraordinary item of approximately $1,029,000 and $1,361,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in income before the extraordinary item is attributable to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses is due to increases in operating, depreciation, interest and property tax expenses. Operating expense increased due to an increase in salaries and related employee benefits and utilities expense, especially natural gas, at Lakeside Apartments and increased insurance costs at all the properties offset by decreased maintenance expenses at Lakeside Apartments. Deprecation expense increased as a result of property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of the mortgage encumbering Lakeside Apartments which resulted in a higher average debt balance in 2001. Property tax expense increased due to an increase in the applicable tax rate at all of the Partnership's properties.

Included in general and administrative expenses for the year ended December 31, 2001 and 2000, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. In addition to the reimbursements to the Managing General Partner, Partnership fees associated with non-accountable reimbursements allowed with distributions are included in general and administrative expenses. Also, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included in general and administrative expenses.

Total revenues increased due to an increase in rental and other income and a casualty gain at Summerwalk Apartments. The increase in rental income was the result of an increase in the average rental rates at all of the properties and increased occupancy at Summerwalk Apartments which more than offset a decrease in occupancy at Pinetree and Lakeside Apartments. Other income increased due to an increase in utility reimbursements and laundry income at Lakeside and Summerwalk Apartments.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the year ended December 31, 2001, final insurance proceeds of approximately $127,000 were received which were offset by approximately $92,000 of undepreciated fixed assets being written off. Additionally, during the year ended December 31, 2000, the Partnership recognized a casualty gain of approximately $25,000 related to this fire.

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

Capital Resources and Liquidity

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $301,000 compared to approximately $1,598,000 at December 31, 2000, a decrease of approximately $1,297,000. The decrease is due to approximately $2,542,000 and $798,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $2,043,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, loan costs paid, principal payments made on mortgages encumbering Pinetree and Summerwalk Apartments and repayment of the mortgage encumbering Lakeside Apartments partially offset by proceeds from the refinancing of Lakeside Apartments and an advance from an affiliate. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows maintained by the mortgage lenders partially offset by insurance proceeds from the casualty at Summerwalk. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $328,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

On December 14, 2001, the Partnership refinanced the mortgage encumbering Lakeside Apartments. The refinancing replaced indebtedness of $17,200,000 with a new mortgage in the amount of $24,500,000. The new mortgage carries a stated interest rate of 7.09% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due each month until the loan matures in January 2022 at which time the loan is scheduled to be fully amortized. Loan costs capitalized were approximately $648,000 including $245,000 paid to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $123,000 consisting of the write-off of unamortized loan costs.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $34,045,000 is being amortized over varying periods with a balloon payment due in January 2008 of approximately $4,312,000 for Summerwalk Apartments. The Managing General Partner will attempt to refinance the indebtedness at Summerwalk and/or sell the property prior to its maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Managing General Partner has extended to the Partnership a $300,000 line of credit. At the present time, the Partnership owes approximately $35,000 under this line of credit. Interest on the line of credit amounted to approximately $5,000 during the year ended December 31, 2001. There were no such advances during 2000. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The Partnership distributed approximately $9,049,000 (approximately $9,022,000 to the limited partners or $187.77 per limited partnership unit) during the year ended December 31, 2001. The distributions consist of approximately $6,330,000 to the limited partners ($131.74 per limited partnership unit) of proceeds from the refinancing of Lakeside Apartments and approximately $2,719,000 (approximately $2,692,000 to the limited partners or $56.03 per limited partnership unit) of cash from operations. The Partnership distributed approximately $5,702,000 (approximately $5,670,000 to the limited partners or $118.00 per limited partnership unit) during the year ended December 31, 2000. The distributions consist of approximately $2,482,000 to the limited partners ($51.65 per limited partnership unit) of proceeds from the 1999 refinancing of Pinetree Apartments and approximately $3,220,000 (approximately $3,188,000 to the limited partners or $66.35 per limited partnership unit) of cash from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

AIMCO and its affiliates owned 35,377 limited partnership units (the "Units") in the Partnership representing 73.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.63% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS III

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors III


We have audited the accompanying consolidated balance sheet of National Property Investors III as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                         NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $  301
   Receivables and deposits                                                   1,232
   Restricted escrows                                                           300
   Other assets                                                                 966
   Investment properties (Notes C and D):
      Land                                                   $ 3,023
      Buildings and related personal property                 37,245
                                                              40,268
      Less accumulated depreciation                          (29,066)        11,202
                                                                           $ 14,001
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 181
   Tenant security deposits payable                                             220
   Accrued property taxes                                                       631
   Other liabilities                                                            364
   Due to affiliates (Note B)                                                    62
   Mortgage notes payable (Note C)                                           34,045

Partners' Deficit
   General partner                                           $ (294)
   Limited partners (48,049 units issued and
      outstanding)                                           (21,208)       (21,502)
                                                                           $ 14,001

        See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                                2001          2000
Revenues:
   Rental income                                              $ 8,734        $ 8,717
   Other income                                                   898            615
   Casualty gain (Note G)                                          35             25
      Total revenues                                            9,667          9,357

Expenses:
   Operating                                                    3,510          3,173
   General and administrative                                     455            437
   Depreciation                                                 1,774          1,657
   Interest                                                     2,156          2,073
   Property taxes                                                 743            656
      Total expenses                                            8,638          7,996

Income before extraordinary item                                1,029          1,361
Extraordinary loss on early extinguishment
  of debt (Note C)                                               (123)            --

Net income                                                     $ 906         $ 1,361

Net income allocated to general partner (1%)                    $ 9           $ 14
Net income allocated to limited partners (99%)                    897          1,347
                                                               $ 906         $ 1,361
Per limited partnership unit:
Income before extraordinary item                              $ 21.21        $ 28.03
Extraordinary loss on early extinguishment of debt              (2.54)            --

Net income                                                    $ 18.67        $ 28.03

Distributions per limited partnership unit                    $187.77        $118.00

        See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)



                                       Limited
                                     Partnership    General     Limited
                                        Units       Partner    Partners      Total

   Original capital contributions       48,049        $ 1      $ 24,024    $ 24,025

   Partners' deficit at
     December 31, 1999                  48,049      $ (258)    $ (8,760)   $ (9,018)

   Distributions to partners                --          (32)     (5,670)     (5,702)

   Net income for the year ended
     December 31, 2000                      --           14       1,347       1,361

   Partners' deficit at
     December 31, 2000                  48,049         (276)    (13,083)    (13,359)

   Distribution to partners                 --          (27)     (9,022)     (9,049)

   Net income for the year ended
     December 31, 2001                      --            9         897         906

   Partners' deficit at
     December 31, 2001                  48,049      $ (294)    $(21,208)   $(21,502)

        See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                             Years Ended December 31,
                                                                 2001         2000
Cash flows from operating activities:
  Net income                                                     $ 906       $ 1,361
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 1,774        1,657
     Amortization of loan costs                                      89           86
     Extraordinary loss on early extinguishment of debt             123           --
     Casualty gain                                                  (35)         (25)
     Bad debt                                                       316          143
     Change in accounts:
      Receivables and deposits                                     (978)        (382)
      Other assets                                                  (32)          96
      Accounts payable                                              (40)         (42)
      Tenant security deposit payable                                (5)          48
      Accrued property taxes                                          7          (20)
      Due to affiliates                                              27           --
      Other liabilities                                            (109)          63
          Net cash provided by operating activities               2,043        2,985

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows             (28)         448
  Property improvements and replacements                           (897)      (1,506)
  Net insurance proceeds received                                   127           --
          Net cash used in investing activities                    (798)      (1,058)

Cash flows from financing activities:
  Mortgage principal payments                                      (180)        (168)
  Repayment of mortgage note payable                            (17,200)          --
  Proceeds from refinancing                                      24,500           --
  Advances from affiliate                                            35           --
  Distributions to partners                                      (9,049)      (5,702)
  Loan costs paid                                                  (648)         (36)
          Net cash used in financing activities                  (2,542)      (5,906)

Net decrease in cash and cash equivalents                        (1,297)      (3,979)
Cash and cash equivalents at beginning of year                    1,598        5,577

Cash and cash equivalents at end of year                         $ 301       $ 1,598

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,175      $ 1,986

Supplemental disclosure of non-cash information:
  Insurance proceeds receivable recognized related to
   Summerwalk casualty event                                     $ --         $ 25
  Property improvements and replacements included in
   accounts payable                                              $ 100        $ --

        See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors III (the "Partnership) was organized under the Uniform Limited Partnership Laws of California on February 1, 1979 for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500. In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2005, or sooner, in accordance with the terms of the Partnership Agreement. The Partnership commenced operations in the beginning of 1980 and completed its acquisition of apartment properties by the end of 1980. The Partnership operates two apartment properties located in the Southeast and one apartment property located in the Midwest.

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

Cash and Cash Equivalents

Consists of cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $193,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits on the consolidated balance sheet. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Advertising Costs

Advertising costs of approximately $153,000 and $157,000 during the years ended December 31, 2001 and 2000, respectively, were charged to expense as incurred and are included in operating expenses.

Loan Costs

Loan  costs of  approximately  $952,000  are  included  in other  assets  in the
accompanying   consolidated   balance  sheet  and  are  being   amortized  on  a
straight-line basis over the life of the related loans. At December 31, 2001, accumulated amortization is approximately $95,000. Amortization of loan costs is included in interest expense.

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying value.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 2001, the balance in these accounts is approximately $300,000.

Allocation of Income, Loss and Distributions

Net income, loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Reclassification

Certain reclassifications have been made to the 2000 information to conform to the 2001 presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 2001 and 2000:

                                                                2001      2000
                                                                (in thousands)
Property management fees (included in operating
  expenses)                                                    $ 516      $ 474
Reimbursement for services of affiliates
  (included in investment properties and operating
  and general and administrative expenses)                       386        362
Partnership management fee (included in general and
  administrative expenses)                                       100        100
Refinancing commission (included in other assets)                245         --
Interest expense                                                   5         --

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $516,000 and $474,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $386,000 and $362,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $125,000 and $122,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. At December 31, 2001, approximately $27,000 of accountable administrative fees and expenses are accrued and are included in due to affiliate in the accompanying consolidated balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The payment of this amount is dependent upon the Partnership distributing cash from operations. The Managing General Partner received approximately $100,000 for both years ended December 31, 2001 and 2000, respectively.

For its role in the refinancing of the mortgage encumbering Lakeside Apartments and pursuant to the Partnership Agreement, the Partnership paid a refinancing commission equal to one percent of the gross proceeds of the new mortgage to an affiliate of the Managing General Partner. This fee of $245,000 was capitalized and is being amortized over the life of the loan.

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

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2001, the Partnership borrowed approximately $35,000 under the Partnership Revolver which is outstanding at December 31, 2001 and included in due to affiliates in the accompanying consolidated balance sheet. The Partnership recognized and paid interest expense of approximately $5,000 during 2001. No such borrowings were made during 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $66,000 for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 35,377 limited partnership units (the "Units") in the Partnership representing 73.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.63% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                  Principal       Monthly                                Principal
                  Balance At      Payment      Stated                     Balance
                 December 31,    Including    Interest    Maturity        Due At
                     2001         Interest      Rate        Date         Maturity
                       (in thousands)                                 (in thousands)
Properties

Lakeside           $24,500         $ 191        7.09%     01/01/22         $   --
Pinetree             4,761             41       7.65%     11/01/19             --
Summerwalk           4,784             34       7.13%     01/01/08          4,312
                   $34,045         $ 266                                  $ 4,312

The mortgage notes payable are nonrecourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On December 14, 2001, the Partnership refinanced the mortgage encumbering Lakeside Apartments. The refinancing replaced indebtedness of $17,200,000 with a new mortgage in the amount of $24,500,000. The new mortgage carries a stated interest rate of 7.09% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due each month until the loan matures in January 2022 at which time the loan is scheduled to be fully amortized. Loan costs capitalized were approximately $648,000 including $245,000 paid to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $123,000 consisting of the write-off of unamortized loan costs.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002              $  722
                               2003                 825
                               2004                 886
                               2005                 952
                               2006               1,023
                            Thereafter           29,637
                                                $34,045

Note D - Investment Properties and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings        Net Costs
                                                       and Related      Capitalized
                                                        Personal       Subsequent to
Description            Encumbrances         Land       Properties       Acquisition
                      (in thousands)                                  (in thousands)

Lakeside                  $24,500         $ 2,087        $15,363          $ 6,556
Pinetree                    4,761             493          3,873            2,592
Summerwalk                  4,784             427          6,347            2,530
                          $34,045         $ 3,007        $25,583          $11,678



             Gross Amount At Which Carried
                 At December 31, 2001
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land   Properties   Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Lakeside     $ 2,093    $21,913   $24,006     $17,104      1973/1975    12/80    5-27.5 yrs
Pinetree         499      6,459     6,958       5,364        1974       07/80    5-27.5 yrs
Summerwalk       431      8,873     9,304       6,598        1974       12/80    5-27.5 yrs
              $3,023    $37,245   $40,268     $29,066


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                December 31,
                                           2001             2000
                                               (in thousands)
Investment Properties
Balance at beginning of year              $39,271         $37,900
  Property improvements                       997           1,371
Balance at end of year                    $40,268         $39,271

Accumulated Depreciation
Balance at beginning of year              $27,292         $25,635
  Additions charged to expense              1,774           1,657
Balance at end of year                    $29,066         $27,292

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $40,021,000 and $39,058,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $30,291,000 and $28,592,000, respectively.

Note E - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net income from the consolidated financial statements to the net taxable income to partners is as follows (in thousands, except per unit data):

                                                December 31,
                                              2001         2000

Net income as reported                       $   906      $ 1,361
  Casualty gain                                  (35)         156
  Depreciation differences                        75         (217)
  Other                                           62         (153)
Federal taxable income                       $ 1,008      $ 1,147

Federal taxable income per limited
  partnership unit                           $ 20.77      $ 23.63


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                     2001

Net liabilities as reported                        $(21,502)
  Land and buildings                                   (247)
  Accumulated depreciation                           (1,225)
  Syndication and distribution costs                  2,727
  Prepaid rent                                           36
  Other                                                 282

Net liabilities - Federal tax basis                $(19,929)

Note F - Distributions

The Partnership distributed approximately $9,049,000 (approximately $9,022,000 to the limited partners or $187.77 per limited partnership unit) during the year ended December 31, 2001. The distributions consist of approximately $6,330,000 to the limited partners ($131.74 per limited partnership unit) of proceeds from the refinancing of Lakeside Apartments and approximately $2,719,000 (approximately $2,692,000 to the limited partners or $56.03 per limited partnership unit) of cash from operations. The Partnership distributed approximately $5,702,000 (approximately $5,670,000 to the limited partners or $118.00 per limited partnership unit) during the year ended December 31, 2000. The distributions consist of approximately $2,482,000 to the limited partners ($51.65 per limited partnership unit) of proceeds from the 1999 refinancing of Pinetree Apartments and approximately $3,220,000 (approximately $3,188,000 to the limited partners or $66.35 per limited partnership unit) of cash from operations.

Note G - Casualty Gain

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the year ended December 31, 2001, final insurance proceeds of approximately $127,000 were received which was offset by approximately $92,000 of undepreciated fixed assets being written off. Additionally, during the year ended December 31, 2000, the Partnership recognized a casualty gain of approximately $25,000 related to this fire.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

            None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors III (the "Partnership") has no officers or directors. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. The names, ages, and positions held by the executive officers and director of NPI Equity are as follows:

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the
Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $49,000 and non-audit services (principally tax-related) of approximately $24,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2001, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

Insignia Properties, LP                       21,566           44.88%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          13,811           28.75%
  (an affiliate of AIMCO)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 2001 and 2000:

                                                                2001      2000
                                                                (in thousands)

Property management fees                                       $ 516      $ 474
Reimbursement for services of affiliates                         386        362
Partnership management fee                                       100        100
Refinancing commission                                           245         --
Interest expense                                                   5         --

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $516,000 and $474,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $386,000 and $362,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $125,000 and $122,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. At December 31, 2001, approximately $27,000 of accountable administrative fees and expenses are accrued and are included in due to affiliate in the accompanying consolidated balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The payment of this amount is dependent upon the Partnership distributing cash from operations. The Managing General Partner received approximately $100,000 for both years ended December 31, 2001 and 2000, respectively.

For its role in the refinancing of the mortgage encumbering Lakeside Apartments and pursuant to the Partnership Agreement, the Partnership paid a refinancing commission equal to one percent of the gross proceeds of the new mortgage to an affiliate of the Managing General Partner. This fee of $245,000 was capitalized and is being amortized over the life of the loan.

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

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2001, the Partnership borrowed approximately $35,000 under the Partnership Revolver which is outstanding at December 31, 2001 and included in due to affiliates in the accompanying consolidated balance sheet. The Partnership recognized and paid interest expense of approximately $5,000 during 2001. No such borrowings were made during 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $66,000 for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 35,377 limited partnership units (the "Units") in the Partnership representing 73.63% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.63% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 10.8, Multifamily Note dated December 14, 2001, by and between National Property Investors III, L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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

10.8 Multifamily Note dated December 14, 2001, by and between National Property Investors III, L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation filed with the Registrant's From 10-KSB for the year ended December 31, 2001.

16 Letter dated November 11, 1999, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in this Current Report.

                                                              Loan No. 002741148
                                                             Lakeside Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $24,500,000.00                                      As of December 13, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Twenty-Four Million Five Hundred Thousand and 00/100 Dollars (US $24,500,000.00), with interest on the unpaid principal balance at the annual rate of seven and nine hundredths percent (7.09%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Executive Vice President, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of One Hundred Ninety-One Thousand Two Hundred Seventy-Four and 05/100 dollars (US $191,274.05), shall be payable on the first day of each month beginning on February 1, 2002, until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2022 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,
                  by
                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                     [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.





                       [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    NATIONAL    PROPERTY    INVESTORS   III,   a
                                    California   limited   partnership,    doing
                                    business in  Illinois  as National  Property
                                    Investors III, L.P.

                                    By:  NPI Equity Investments, Inc., a Florida
                                         corporation, its general partner



                                          By:  _______________________________
                                               Patti K. Fielding
                                               Senior Vice President



                                   13-2974428
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS 13TH DAY OF DECEMBER, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
California corporation



By:  _______________________________
     Robert D. Falese, III
     Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE



1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.  Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.