Form 10QSB
period 2002-03-31
NATIONAL PROPERTY INVESTORS III
filed 2002-05-14
CIK 310485

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

                For the quarterly period ended March 31, 2002


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
                       (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                $ 1,624
   Receivables and deposits                                                     582
   Restricted escrows                                                           126
   Other assets                                                                 999
   Investment properties:
       Land                                                  $ 3,023
       Buildings and related personal property                 37,425
                                                               40,448
       Less accumulated depreciation                          (29,519)       10,929
                                                                           $ 14,260
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 129
   Tenant security deposit liabilities                                          224
   Accrued property taxes                                                       751
   Other liabilities                                                            641
   Mortgage notes payable                                                    33,904

Partners' Deficit
   General partner                                            $ (293)
   Limited partners (48,049 units
      issued and outstanding)                                 (21,096)      (21,389)
                                                                           $ 14,260


         See Accompanying Notes to Consolidated Financial Statements


b)

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2002        2001
Revenues:
   Rental income                                             $ 2,117     $ 2,178
   Other income                                                  226         231
   Casualty gain                                                  --          35
       Total revenues                                          2,343       2,444

Expenses:
   Operating                                                     892         912
   General and administrative                                     78         163
   Depreciation                                                  453         442
   Interest                                                      621         517
   Property taxes                                                186         204
       Total expenses                                          2,230       2,238

Net income                                                    $ 113        $ 206

Net income allocated to general partner (1%)                   $ 1           $ 2
Net income allocated to limited partners (99%)                   112         204

                                                              $ 113        $ 206

Net income per limited partnership unit                      $ 2.33       $ 4.24

Distributions per limited partnership unit                    $ --       $ 15.96

         See Accompanying Notes to Consolidated Financial Statements

c)

                       NATIONAL PROPERTY INVESTORS III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners      Total

Original capital contributions        48,049         $ 1        $ 24,024     $ 24,025

Partners' deficit at
   December 31, 2001                  48,049        $ (294)     $(21,208)    $(21,502)

Net income for the three months
   ended March 31, 2002                   --             1           112          113

Partners' deficit at
   March 31, 2002                     48,049        $ (293)     $(21,096)    $(21,389)

         See Accompanying Notes to Consolidated Financial Statements


d)
                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 113        $ 206
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  453          442
      Amortization of loan costs                                     14           22
      Casualty gain                                                  --          (35)
      Bad debt                                                      (80)         (44)
      Change in accounts:
        Receivables and deposits                                    730         (105)
        Other assets                                                (47)         (38)
        Accounts payable                                             --          (45)
        Tenant security deposit liabilities                           4           (5)
        Accrued property taxes                                      120          144
        Due to affiliate                                            (27)          --
        Other liabilities                                           277            8
          Net cash provided by operating activities               1,557          550

Cash flows from investing activities:
  Property improvements and replacements                           (232)        (242)
  Net withdrawals from (deposits to) restricted escrows             174          (62)
  Net insurance proceeds received                                    --          127
          Net cash used in investing activities                     (58)        (177)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (141)         (44)
  Payments on advances from affiliate                               (35)          --
  Distributions to partners                                          --         (775)
          Net cash used in financing activities                    (176)        (819)

Net increase (decrease) in cash and cash equivalents              1,323         (446)

Cash and cash equivalents at beginning of period                    301        1,598
Cash and cash equivalents at end of period                      $ 1,624      $ 1,152

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 466        $ 495

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                               $ 48        $ --

At December 31, 2001, approximately $100,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2002.

         See Accompanying Notes to Consolidated Financial Statements


e)

                         NATIONAL PROPERTY INVESTORS III
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2001 information to conform to the 2002 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $121,000 and $120,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $59,000 and $73,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 for the three months ended March 31, 2001. There were no such fees for the three months ended March 31, 2002. The construction management service fees are calculated based on a percentage of current additions to investment properties and are being depreciated over 15 years.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $75,000 during the three months ended March 31, 2001, in connection with operating distributions paid to the partners. This fee is included in general and administrative expenses. There were no such fees for the three months ended March 31, 2002, as no operating distributions were made.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2002, the Partnership repaid approximately $35,000, representing the outstanding balance which had been previously borrowed under the Partnership Revolver. Interest expense during the three months ended March 31, 2002, amounted to less than $1,000. No amounts were outstanding at any time during the three months ended March 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $90,000 and $115,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

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

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Lakeside Apartments (1)                       88%        93%
         Lisle, Illinois
      Pinetree Apartments (2)                       82%        91%
         Charlotte, North Carolina
      Summerwalk Apartments                         95%        94%
         Winter Park, Florida

(1) The decrease in occupancy at Lakeside Apartments is due to the slow economy in the Lisle area.

(2) The decrease in occupancy at Pinetree Apartments is due to the slow economy and layoffs in the banking and airline industries.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $113,000 compared to net income of approximately $206,000 for the three months ended March 31, 2001. The decrease in net income is primarily due to a decrease in total revenues offset by a slight decrease in total expenses. The decrease in total revenues is due primarily to a decrease in rental income and a casualty gain recorded at Summerwalk Apartments during 2001. Rental income decreased due to a decrease in occupancy at Lakeside and Pinetree Apartments partially offset by an increase in average rental rates at Lakeside and Summerwalk Apartments.

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

Total expenses decreased due to decreases in operating, property tax and general and administrative expenses partially offset by an increase in interest expense. The decrease in operating expenses is due to a decrease in salaries and related employee benefits at Lakeside and Pinetree Apartments, and decreased natural gas expense at Lakeside Apartments partially offset by an increase in insurance premiums at all of the Partnership's properties. Property tax expense decreased due to a reduction in property taxes at Lakeside Apartments due to the timing of the receipt of the property tax bills from the tax authorities on which the accruals were estimated. Interest expense increased due to the refinancing of the mortgage encumbering Lakeside Apartments which resulted in a higher average debt balance in 2002. See further discussion in "Capital Resources and Liquidity".

General and administrative expenses decreased due to a decrease in Partnership fees associated with non-accountable reimbursement allowed with operating distributions. Fees totaling $75,000 were paid in relation to distributions in 2001. No operating distributions were made in 2002. Included in general and administrative expense for the three months ended March 31, 2002 and 2001, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. Also, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included in general and administrative expenses.

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

Capital Resources and Liquidity

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $1,624,000 compared to approximately $1,152,000 at March 31, 2001. Cash and cash equivalents increased approximately $1,323,000 from December 31, 2001 due to approximately $1,557,000 of cash provided by operating activities partially offset by approximately $176,000 and $58,000 of cash used in financing and investing activities, respectively. Cash used in investing activities consists of property improvements and replacements partially offset by withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consists of principal payments made on the mortgages encumbering the Partnership's investment properties and payments on advances from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $50,000 of capital improvements at Lakeside Apartments consisting primarily of office computer upgrades and floor covering and cabinet replacements. These improvements were funded from operating cash flows and replacement reserves. Approximately $197,000 has been budgeted for capital improvements at Lakeside for the year 2002 consisting primarily of floor covering and appliance replacements, and parking lot and fencing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pinetree Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $80,000 of capital improvements at Pinetree Apartments consisting primarily of structural improvements, office computer upgrades, floor covering replacements and a water submetering project. These improvements were funded from operating cash flows. Approximately $126,000 has been budgeted for capital improvements at Pinetree Apartments for the year 2002 consisting primarily of office computer upgrades, structural improvements, appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Summerwalk Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $50,000 of capital improvements at Summerwalk Apartments consisting of electrical improvements, air conditioning, floor covering and cabinet replacements and other structural improvements. These improvements were funded from operating cash flows. Approximately $127,000 has been budgeted for capital improvements at Summerwalk Apartments for the year 2002 consisting primarily of roofing and electrical upgrades and floor covering, air conditioning and cabinet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Summerwalk Apartments totals approximately $4,768,000. A balloon payment of $4,312,000 will be due in January 2008. The remaining mortgage indebtedness encumbering Pinetree and Lakeside Apartments of approximately $29,136,000, respectively, is being amortized over 20 years and will mature in November 2019 and January 2022, respectively, at which time the mortgages will be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Summerwalk Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On December 14, 2001, the Partnership refinanced the mortgage encumbering Lakeside Apartments. The refinancing replaced indebtedness of $17,200,000 with a new mortgage in the amount of $24,500,000. The new mortgage carries a stated interest rate of 7.09% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due each month until the loan matures at which time the loan is scheduled to be fully amortized. Loan costs capitalized were approximately $648,000 including $245,000 paid to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $123,000 consisting of the write-off of unamortized loan costs.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $ 775            $15.96

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

AIMCO and its affiliates owned 35,387 limited partnership units (the "Units") in the Partnership representing 73.65% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 73.65% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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