Form 10QSB
period 2002-06-30
NATIONAL PROPERTY INVESTORS III
filed 2002-08-14
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         NATIONAL PROPERTY INVESTORS III
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 602
   Receivables and deposits                                                     578
   Restricted escrows                                                            88
   Other assets                                                               1,010
   Investment properties:
       Land                                                  $ 3,023
       Buildings and related personal property                 37,502
                                                               40,525
       Less accumulated depreciation                          (29,981)       10,544
                                                                           $ 12,822
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 51
   Tenant security deposit liabilities                                          230
   Accrued property taxes                                                       628
   Other liabilities                                                            604
   Mortgage notes payable                                                    33,714

Partners' Deficit
   General partner                                            $ (295)
   Limited partners (48,049 units
      issued and outstanding)                                 (22,110)      (22,405)
                                                                           $ 12,822


         See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                     2002          2001          2002        2001
Revenues:
  Rental income                     $ 2,162       $ 2,247      $ 4,279      $ 4,425
  Other income                          219           183          445          414
  Casualty gain                          --            --           --           35
     Total revenues                   2,381         2,430        4,724        4,874

Expenses:
  Operating                             971           919        1,863        1,831
  General and administrative             93           108          171          271
  Depreciation                          462           446          915          888
  Interest                              620           516        1,241        1,033
  Property taxes                        188           201          374          405
     Total expenses                   2,334         2,190        4,564        4,428

Net income                           $ 47          $ 240        $ 160        $ 446

Net income allocated
  to general partner (1%)            $ --           $ 2          $ 2          $ 4
Net income allocated
  to limited partners (99%)              47           238          158          442

                                     $ 47          $ 240        $ 160        $ 446
Net income per limited
  partnership unit                  $ 0.98        $ 4.96        $ 3.29      $ 9.20
Distributions per limited
  partnership unit                  $ 22.06       $ 20.04      $ 22.06      $ 36.00

         See Accompanying Notes to Consolidated Financial Statements


                       NATIONAL PROPERTY INVESTORS III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2001                  48,049     $   (294)    $(21,208)   $(21,502)

Net income for the six months
   ended June 30, 2002                    --            2          158         160

Distributions to partners                 --           (3)      (1,060)     (1,063)

Partners' deficit at
   June 30, 2002                      48,049      $ (295)     $(22,110)   $(22,405)

         See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 160        $ 446
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  915          888
      Bad debt                                                      125           75
      Amortization of loan costs                                     26           45
      Casualty gain                                                  --          (35)
      Change in accounts:
        Receivables and deposits                                    529          (93)
        Other assets                                                (70)         (57)
        Accounts payable                                            (30)           5
        Tenant security deposit liabilities                          10           --
        Accrued property taxes                                       (3)          73
        Due to affiliates                                           (27)          --
        Other liabilities                                           240          (35)
          Net cash provided by operating activities               1,875        1,312

Cash flows from investing activities:
  Property improvements and replacements                           (357)        (444)
  Net withdrawals from restricted escrows                           212           28
  Net insurance proceeds received                                    --          127
          Net cash used in investing activities                    (145)        (289)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (331)         (88)
  Payments on advances from affiliate                               (35)          --
  Distributions to partners                                      (1,063)      (1,747)
          Net cash used in financing activities                  (1,429)      (1,835)

Net increase (decrease) in cash and cash equivalents                301         (812)
Cash and cash equivalents at beginning of period                    301        1,598
Cash and cash equivalents at end of period                       $ 602        $ 786

Supplemental disclosure of cash flow information:
Cash paid for interest                                          $ 1,073       $ 988

At December 31, 2001, approximately $100,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2002.

         See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $239,000 and $245,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $124,000 and $135,000 for the six months ended June 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $18,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $22,000 and $100,000 during the six months ended June 30, 2002 and 2001, respectively, in connection with the distributions paid to the partners.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2002, the Partnership repaid approximately $35,000, representing the outstanding balance which had been previously borrowed under the Partnership Revolver. Interest expense during the six months ended June 30, 2002, amounted to less than $1,000. No amounts were borrowed at any time during the six months ended June 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $90,000 and $115,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the six months ended June 30, 2001, final insurance proceeds of approximately $127,000 were received and the Partnership recognized an additional casualty gain of approximately $35,000 related to this fire.

Note D - Casualty Event

In February 2002, a fire occurred at Lakeside Apartments which destroyed one unit and caused flooding damage to another. The restoration will be complete during 2002. The Managing General Partner does not anticipate that this casualty will result in a loss to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the six month periods ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Lakeside Apartments (1)                       90%        94%
         Lisle, Illinois
      Pinetree Apartments (1)                       84%        92%
         Charlotte, North Carolina
      Summerwalk Apartments                         93%        93%
         Winter Park, Florida

(1) The Managing General Partner attributes the decrease in occupancy at Lakeside Apartments and Pinetree Apartments to the slow economy in their respective areas.

Results of Operations

The Partnership's net income for the six months ended June 30, 2002 was approximately $160,000 compared to net income of approximately $446,000 for the six months ended June 30, 2001. The Partnership's net income for the three months ended June 30, 2002 was approximately $47,000 compared to net income of approximately $240,000 for the three months ended June 30, 2001. The decrease in net income for the three and six months ended June 30, 2002 is primarily due to an increase in total expenses and a decrease in total revenues. The increase in total expenses is due to an increase in operating, depreciation, and interest expenses. Operating expenses increased due to an increase in insurance costs and maintenance expenses at all the properties offset by decreased natural gas costs at Lakeside Apartments. Depreciation expense increased as a result of property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of the mortgage encumbering Lakeside Apartments which resulted in a higher average debt balance in 2002.

For the six months ended June 30, 2002, the increase in total expenses was partially offset by a decrease in general and administrative expenses. This decrease is due to a decrease in non-accountable reimbursements allowed with operating distributions. Fees totaling $100,000 were paid in relation to operating distributions in 2001 versus approximately $22,000 in 2002. Included in general and administrative expenses for the three and six months ended June 30, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. Also, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

Total revenues decreased due to a decrease in rental income offset by an increase in other income. The decrease in rental income was due to decreases in occupancy at Pinetree and Lakeside Apartments as discussed above. Other income increased due to an increase in tenant reimbursements.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the six months ended June 30, 2001, final insurance proceeds of approximately $127,000 were received and the Partnership recognized an additional casualty gain of approximately $35,000 related to this fire.

In February 2002, a fire occurred at Lakeside Apartments which destroyed one unit and caused flooding damage to another. The restoration will be complete during 2002. The Managing General Partner does not anticipate that this casualty will result in a loss to the Partnership.

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

Capital Resources and Liquidity

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $602,000 as compared to approximately $786,000 at June 30, 2001. Cash and cash equivalents increased approximately $301,000 since December 31, 2001 due to approximately $1,875,000 of cash provided by operating activities offset by approximately $1,429,000 and $145,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consists of distributions  to  the  partners,  principal  payments  made  on  the  mortgages encumbering the Partnership's properties and payments on advances from affiliates. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

The Partnership budgeted approximately $182,000 for capital improvements at Lakeside Apartments for 2002 consisting primarily of floor covering, fencing and parking lot upgrades. During the six months ended June 30, 2002, the Partnership completed approximately $72,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering replacements, cabinets and office equipment. These improvements were funded from operating cash flows and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pinetree Apartments

The Partnership budgeted approximately $155,000 for capital improvements at Pinetree Apartments for 2002 consisting primarily of floor covering and air conditioning replacements, water submetering and swimming pool improvements. During the six months ended June 30, 2002, the Partnership completed approximately $114,000 of capital improvements at Pinetree Apartments consisting primarily of floor covering and appliance replacements, structural improvements and office equipment. These improvements were funded from operating cash flows. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

The Partnership budgeted approximately $118,000 for capital improvements at Summerwalk Apartments for 2002 consisting primarily of floor covering, air conditioning and roof replacements. During the six months ended June 30, 2002, the Partnership completed approximately $71,000 of capital improvements at Summerwalk Apartments consisting primarily of floor covering and air conditioning replacements, plumbing fixtures and electrical upgrades. These improvements were funded from replacement reserves and operating cash flows. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Summerwalk Apartments totals approximately $4,752,000. A balloon payment of $4,312,000 will be due in January 2008. The remaining mortgage indebtedness encumbering Pinetree and Lakeside Apartments of approximately $28,962,000, respectively, is being amortized over 20 years and will mature in November 2019 and January 2022, respectively, at which time the mortgages will be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Summerwalk Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On December 14, 2001, the Partnership refinanced the mortgage encumbering Lakeside Apartments. The refinancing replaced indebtedness of $17,200,000 with a new mortgage in the amount of $24,500,000. The new mortgage carries a stated interest rate of 7.09% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due each month until the loan matures at which time the loan is scheduled to be fully amortized. Loan costs capitalized were approximately $648,000 including $245,000 paid to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $123,000 consisting of the write-off of unamortized loan costs during the fourth quarter of 2001.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Refinancing (1)         $ 812            $16.90            $ --             $ --
Operations                 251             5.16            1,747            36.00
                        $1,063           $22.06           $1,747           $36.00

(1)   From the refinancing of Lakeside Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after required capital expenditures to permit further distributions to its partners in 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,387 limited partnership units (the "Units") in the Partnership representing 73.65% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.65% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.4(a), Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated October 24, 1979 contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-63733).

                  Exhibit 3.4(b), Amendments to Agreement of Limited Partnership dated as of November 25, 1980 incorporated by reference to Exhibits 3 and 4 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1981.

                  Exhibit 3.4(c), Amendments to the Agreement of Limited Partnership incorporated by reference to the Definitive Proxy Statement of the Partnership dated April 3, 1981.

                  Exhibit 3.4(d), Amendments to the Agreement of Limited Partnership, incorporated by reference to the Statement Furnished in Connection with the Solicitation of Consents of the Partnership dated August 28, 1992.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    NATIONAL PROPERTY INVESTORS III


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 3 (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.