Form 10QSB
period 2002-09-30
NATIONAL PROPERTY INVESTORS III
filed 2002-11-14
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $  515
   Receivables and deposits                                                     530
   Restricted escrows                                                           108
   Other assets                                                                 985
   Investment properties:
       Land                                                  $ 3,023
       Buildings and related personal property                 37,716
                                                               40,739
       Less accumulated depreciation                          (30,402)       10,337
                                                                           $ 12,475
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 220
   Tenant security deposit liabilities                                          236
   Accrued property taxes                                                       577
   Other liabilities                                                            670
   Mortgage notes payable                                                    33,520

Partners' Deficit
   General partner                                            $ (299)
   Limited partners (48,049 units
      issued and outstanding)                                 (22,449)      (22,748)
                                                                           $ 12,475


            See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                     2002          2001          2002        2001
Revenues:
  Rental income                     $ 2,110       $ 2,191      $ 6,389      $ 6,616
  Other income                          196           204          641          618
  Casualty gain                          41            --           41           35
     Total revenues                   2,347         2,395        7,071        7,269

Expenses:
  Operating                             944           847        2,807        2,678
  General and administrative            101            80          272          351
  Depreciation                          441           440        1,356        1,328
  Interest                              621           515        1,862        1,548
  Property taxes                        258           170          632          575
     Total expenses                   2,365         2,052        6,929        6,480

Net (loss) income                    $ (18)        $ 343        $ 142        $ 789

Net income allocated
  to general partner (1%)            $ --           $ 4          $ 1          $ 8
Net (loss) income allocated
  to limited partners (99%)             (18)          339          141          781

                                     $ (18)        $ 343        $ 142        $ 789
Net (loss) income per limited
  partnership unit                  $ (0.37)      $ 7.05        $ 2.93      $ 16.25
Distributions per limited
  partnership unit                  $ 6.70        $ 9.68       $ 28.76      $ 45.68

            See Accompanying Notes to Consolidated Financial Statements


                          NATIONAL PROPERTY INVESTORS III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2001                  48,049     $   (294)    $(21,208)   $(21,502)

Net income for the nine months
   ended September 30, 2002               --            1          141         142

Distributions to partners                 --           (6)      (1,382)     (1,388)

Partners' deficit at
   September 30, 2002                 48,049      $ (299)     $(22,449)   $(22,748)

            See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net income                                                     $ 142        $ 789
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                1,356        1,328
      Bad debt                                                      184          182
      Amortization of loan costs                                     42           67
      Casualty gain                                                 (41)         (35)
      Change in accounts:
        Receivables and deposits                                    518          (53)
        Other assets                                                (61)         (65)
        Accounts payable                                            126            9
        Tenant security deposit liabilities                          16           (1)
        Accrued property taxes                                      (54)         (28)
        Due to affiliates                                           (27)          --
        Other liabilities                                           306         (148)
          Net cash provided by operating activities               2,507        2,045

Cash flows from investing activities:
  Property improvements and replacements                           (581)        (787)
  Net withdrawals from restricted escrows                           192           38
  Insurance proceeds received                                        44          127
          Net cash used in investing activities                    (345)        (622)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (525)        (134)
  Payments on advances from affiliate                               (35)          --
  Distributions to partners                                      (1,388)      (2,217)
          Net cash used in financing activities                  (1,948)      (2,351)

Net increase (decrease) in cash and cash equivalents                214         (928)
Cash and cash equivalents at beginning of period                    301        1,598
Cash and cash equivalents at end of period                       $ 515        $ 670

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,677      $ 1,481
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                               $ 13        $ --

At December 31, 2001, approximately $100,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2002.

            See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $356,000 and $368,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $202,000 and $272,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $27,000 and $96,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $51,000 and $100,000 during the nine months ended September 30, 2002 and 2001, respectively, in connection with the distributions paid to the partners.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2002, the Partnership repaid approximately $35,000, representing the outstanding balance which had been previously borrowed under the Partnership Revolver. Interest expense during the nine months ended September 30, 2002, amounted to less than $1,000. No amounts were borrowed at any time during the nine months ended September 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $90,000 and $115,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During the nine months ended September 30, 2002 a net casualty gain of approximately $41,000 was recorded at Lakeside Apartments. The casualty gain related to a fire, occurring in February 2002, which destroyed one unit and caused flooding damage to another. The gain was the result of the receipt of insurance proceeds of approximately $44,000 offset by approximately $3,000 of undepreciated property improvements and replacements being written off.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the nine months ended September 30, 2001, final insurance proceeds of approximately $127,000 were received and the Partnership recognized an additional casualty gain of approximately $35,000 related to this fire.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the nine month periods ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Lakeside Apartments (1)                       90%        93%
         Lisle, Illinois
      Pinetree Apartments (1)                       86%        92%
         Charlotte, North Carolina
      Summerwalk Apartments                         93%        93%
         Winter Park, Florida

(1) The Managing General Partner attributes the decrease in occupancy at Lakeside Apartments and Pinetree Apartments to the slow economy in their respective areas.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2002 was approximately $142,000 compared to net income of approximately $789,000 for the nine months ended September 30, 2001. The Partnership had a net loss for the three months ended September 30, 2002 of approximately $18,000 compared to net income of approximately $343,000 for the three months ended September 30, 2001. The decrease in net income for the three and nine months ended September 30, 2002 is primarily due to an increase in total expenses and a decrease in total revenues. The increase in total expenses is due to an increase in operating, interest and property tax expenses. Operating expenses increased due to an increase in maintenance expense at all three properties and an increase in advertising referral fee expenses and insurance expense at both Lakeside Apartments and Summerwalk Apartments partially offset by a decrease in property expenses at Lakeside Apartments and Pinetree Apartments. The increase in maintenance expense is a combination of increases in interior painting, snow removal and floor repairs at Lakeside Apartments and an increase in contract repairs and cleaning at Pinetree Apartments and Summerwalk Apartments. The decrease in property expense at Lakeside Apartments is a result of a decrease in usage and the cost of natural gas. The decrease in property expense at Pinetree Apartments is the result of a decrease in salaries and commission expense. Interest expense increased due to the refinancing of the mortgage encumbering Lakeside Apartments which resulted in a higher average debt balance in 2002.
Property tax expense increased as a result of an understatement of the expense recognized at Lakeside Apartments for the nine months ended September 30, 2001, which was based on estimates of the 2001 tax liability.

For the nine months ended September 30, 2002, the increase in total expenses was partially offset by a decrease in general and administrative expenses. This decrease is due to a decrease in non-accountable reimbursements allowed with operating distributions. Fees totaling $100,000 were paid in relation to operating distributions in 2001 versus approximately $51,000 in 2002. General and administrative expense increased for the three months ended September 30, 2002 due to an increase in reimbursements to the Managing General Partner as discussed below. Included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. Also, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

Total revenues decreased due to a decrease in rental income caused by the decreases in occupancy at Pinetree and Lakeside Apartments as discussed above offset by the casualty gain at Lakeside Apartments. For the nine months ended September 30, 2002, the decrease in rental income was also offset by an increase in other income due primarily to an increase in tenant reimbursements at Lakeside and Summerwalk Apartments.

During the nine months ended September 30, 2002 a net casualty gain of approximately $41,000 was recorded at Lakeside Apartments. The casualty gain related to a fire, occurring in February 2002, which destroyed one unit and caused flooding damage to another. The gain was the result of the receipt of insurance proceeds of approximately $44,000 offset by approximately $3,000 of undepreciated property improvements and replacements being written off.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the nine months ended September 30, 2001, final insurance proceeds of approximately $127,000 were received and the Partnership recognized an additional casualty gain of approximately $35,000 related to this fire.

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

Capital Resources and Liquidity

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $515,000 as compared to approximately $670,000 at September 30, 2001. Cash and cash equivalents increased approximately $214,000 since December 31, 2001 due to approximately $2,507,000 of cash provided by operating activities offset by approximately $1,948,000 and $345,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consists of distributions to the partners, principal payments made on the mortgages encumbering the Partnership's properties and payments on advances from affiliates. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Lakeside Apartments

The Partnership budgeted approximately $207,000 for capital improvements at Lakeside Apartments for 2002 consisting primarily of floor covering, fencing and parking lot upgrades. During the nine months ended September 30, 2002, the Partnership completed approximately $222,000 of budgeted and unbudgeted capital improvements at Lakeside Apartments consisting primarily of floor covering replacements, parking area upgrades, water heaters, cabinets and office equipment. These improvements were funded from operating cash flows, replacement reserves and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Pinetree Apartments

The Partnership budgeted approximately $208,000 for capital improvements at Pinetree Apartments for 2002 consisting primarily of exterior painting, floor covering and air conditioning replacements and water submetering. During the nine months ended September 30, 2002, the Partnership completed approximately $163,000 of capital improvements at Pinetree Apartments consisting primarily of floor covering and appliance replacements, water submetering, structural and air conditioning improvements and office equipment. These improvements were funded from operating cash flows. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Summerwalk Apartments

The Partnership budgeted approximately $137,000 for capital improvements at Summerwalk Apartments for 2002 consisting primarily of floor covering, air conditioning and roof replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $109,000 of capital improvements at Summerwalk Apartments consisting primarily of floor covering, air conditioning and cabinet replacements, plumbing fixtures and electrical upgrades. These improvements were funded from replacement reserves and operating cash flows. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Summerwalk Apartments totals approximately $4,735,000. A balloon payment of $4,312,000 will be due in January 2008. The remaining mortgage indebtedness encumbering Pinetree and Lakeside Apartments of approximately $28,785,000, is being amortized over 20 years and will mature in November 2019 and January 2022, respectively, at which time the mortgages will be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Summerwalk Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                       Nine Months      Per Limited      Nine Months      Per Limited
                          Ended         Partnership         Ended         Partnership
                   September 30, 2002      Unit      September 30, 2001      Unit

Refinancing (1)           $ 812           $16.90            $ --             $ --
Operations                  576            11.86            2,217            45.68
                         $1,388           $28.76           $2,217           $45.68

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,657 limited partnership units (the "Units") in the Partnership representing 74.21% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.21% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    NATIONAL PROPERTY INVESTORS III


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President   of   NPI   Equity
                                    Investments, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 3 (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.