Form 10KSB
period 2002-12-31
NATIONAL PROPERTY INVESTORS III
filed 2003-03-28
CIK 310485

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934


                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $9,280,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

National Property Investors III (the "Partnership" or the "Registrant") is a California limited partnership formed on February 1, 1979. The Partnership is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

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

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2002 and 2001.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis at December 31, 2002.


                            Gross
                          Carrying    Accumulated                          Federal
Properties                  Value    Depreciation     Rate     Method     Tax Basis
                              (in thousands)                            (in thousands)

Lakeside Apartments        $24,365      $18,059    5-27.5 yrs    S/L       $ 5,193
Pinetree Apartments          7,139        5,690    5-27.5 yrs    S/L         1,367
Summerwalk Apartments        9,488        7,102    5-27.5 yrs    S/L         2,198
                           $40,992      $30,851                            $ 8,758

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                            Principal                                       Principal
                           Balance At      Stated                            Balance
                          December 31,    Interest    Period   Maturity       Due At
Properties                    2002          Rate    Amortized    Date      Maturity (1)
                         (in thousands)                                   (in thousands)

Lakeside Apartments          $23,973       7.09%      20 yrs   01/01/22        $ --
Pinetree Apartments            4,620       7.65%      20 yrs   11/01/19           --
Summerwalk Apartments          4,719       7.13%      30 yrs   01/01/08        4,312
                             $33,312                                         $ 4,312

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                   Average Annual              Average Annual
                                    Rental Rates                  Occupancy
                                     (per unit)
 Properties                     2002           2001          2002          2001

 Lakeside Apartments           $10,338       $10,701         90%           92%
 Pinetree Apartments             6,348         7,416         87%           90%
 Summerwalk Apartments           7,948         7,721         93%           93%

The Managing General Partner attributes the decrease in occupancy at Pinetree Apartments to the slow economy in the area.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for the properties:

                                         2002            2002
                                       Billing           Rate
                                    (in thousands)

       Lakeside Apartments               $620            6.82%
       Pinetree Apartments                 66            1.50%
       Summerwalk Apartments              134            1.87%

Capital Improvements

Lakeside Apartments

The Partnership completed approximately $384,000 in capital expenditures at Lakeside Apartments during the year ended December 31, 2002, consisting primarily of floor covering replacements, parking area upgrades, water submetering, outdoor furniture and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $170,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Pinetree Apartments

The Partnership completed approximately $181,000 in capital expenditures at Pinetree Apartments during the year ended December 31, 2002, consisting primarily of water submetering, swimming pool upgrades, office computers, air conditioning improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $66,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Summerwalk Apartments

The Partnership completed approximately $183,000 in capital expenditures at Summerwalk Apartments during the year ended December 31, 2002, consisting primarily of floor covering replacements, cabinets, plumbing, electrical, and air conditioning upgrades, and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $92,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of the unitholders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for the  Partnership's  Common  Equity and  Related  Stockholder
         Matters

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units aggregating $24,024,500. As of December 31, 2002, the Partnership had 48,049 units outstanding held by 915 limited partners of record. Affiliates of the Managing General Partner owned 35,657 units or 74.21% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the year ended December 31, 2002 and 2001 (in thousands, except per unit data):


                          Year          Per Limited         Year          Per Limited
                          Ended         Partnership         Ended         Partnership
                    December 31, 2002      Unit       December 31, 2001      Unit

Refinancing (1)           $ 811           $16.88           $6,330          $ 131.74
Operations                  576            11.86            2,719             56.03
                         $1,387           $28.74           $9,049          $ 187.77

(1)   From the refinancing of Lakeside Apartments in December 2001

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,657 limited partnership units (the "Units") in the Partnership representing 74.21% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.21% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. Effective April 1, 2002, the Partnership adopted SFAS 145. As a result, the accompanying consolidated statements of operations for the year ended December 31, 2001 have been restated to reflect the loss on early extinguishment of debt at Lakeside Apartments in operations rather than as an extraordinary item.

The Partnership recognized net income of approximately $78,000 and $906,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in net income is attributable to an increase in total expenses and a decrease in total revenues. Total expenses increased due to increases in operating, depreciation, interest and property tax expenses offset by a decrease in general and administrative expense and the loss on early extinguishment of debt recognized in 2001 as discussed above. Operating expense increased due to an increase in maintenance expenses at all three properties and an increase in advertising referral fees and insurance premiums at both Lakeside Apartments and Summerwalk Apartments partially offset by a decrease in property expenses at Lakeside Apartments and Pinetree Apartments. The increase in maintenance expense is a combination of increases in interior painting, snow removal and floor repairs at Lakeside Apartments and increases in contract repairs and cleaning at Pinetree Apartments and Summerwalk Apartments. The decrease in property expense at Lakeside Apartments is primarily a result of a decrease in the usage and cost of natural gas. The decrease in property expense at Pinetree Apartments is the result of a decrease in payroll and related expenses. Depreciation expense increased as a result of property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of the mortgage encumbering Lakeside Apartments during December 2001 which resulted in a higher average debt balance in 2002. Property tax expense increased primarily as a result of an increase in the assessed value and tax rate at Lakeside Apartments by the local taxing authorities.

The decrease in general and administrative expense is due primarily to a decrease in both accountable and non-accountable reimbursements paid to an affiliate of the Managing General Partner allowed under the Partnership
Agreement associated with the management of the Partnership. Also included in general and administrative expense for the years ended December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased as a result of decreases in rental income and other income slightly offset by an increase in the casualty gain recognized by the Partnership in 2002 compared to that recognized in 2001. The decrease in rental income was caused by decreases in average occupancy and the average rental rates at Pinetree Apartments and Lakeside Apartments. Other income decreased primarily due to decreases in laundry revenue and interest income at Lakeside Apartments partially offset by increases in utility reimbursements and non-refundable fees at Lakeside Apartments and Pinetree Apartments.

During the year ended December 31, 2002, a net casualty gain of approximately $41,000 was recorded at Lakeside Apartments. The casualty gain related to a fire, occurring in February 2002, which destroyed one unit and caused flooding damage to another. The gain was the result of the receipt of insurance proceeds of approximately $44,000 offset by approximately $3,000 of undepreciated property improvements and replacements being written off.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the year ended December 31, 2001, final insurance proceeds of approximately $127,000 were received which was offset by approximately $92,000 of undepreciated fixed assets. As a result, the Partnership recognized an additional casualty gain of approximately $35,000 related to this fire.

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

Capital Resources and Liquidity

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $520,000 compared to approximately $301,000 at December 31, 2001, an increase of approximately $219,000. The increase is due to approximately
$2,908,000 of cash provided by operating activities partially offset by approximately $2,155,000 and $534,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions to the partners, principal payments made on the mortgages encumbering the Partnership's properties, and payments on advances from affiliates. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $328,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $33,312,000 is being amortized over varying periods with a balloon payment due in January 2008 of approximately $4,312,000 for Summerwalk Apartments. The Managing General Partner will attempt to refinance the indebtedness at Summerwalk and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

The Partnership distributed the following amounts during the year ended December 31, 2002 and 2001 (in thousands, except per unit data):


                          Year          Per Limited         Year          Per Limited
                          Ended         Partnership         Ended         Partnership
                    December 31, 2002      Unit       December 31, 2001      Unit

Refinancing (1)           $ 811           $16.88           $6,330           $131.74
Operations                  576            11.86            2,719             56.03
                         $1,387           $28.74           $9,049           $187.77

(1) From the refinancing of Lakeside Apartments in December 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,657 limited partnership units (the "Units") in the Partnership representing 74.21% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.21% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.



Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS III

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors

The Partners
National Property Investors III


We have audited the accompanying consolidated balance sheet of National Property Investors III as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership has adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003


                         NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $  520
   Receivables and deposits                                                     462
   Restricted escrows                                                           105
   Other assets                                                                 879
   Investment properties (Notes C and D):
      Land                                                   $ 3,023
      Buildings and related personal property                 37,969
                                                              40,992
      Less accumulated depreciation                          (30,851)        10,141
                                                                           $ 12,107
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 211
   Tenant security deposits payable                                             228
   Accrued property taxes                                                       638
   Other liabilities                                                            529
   Mortgage notes payable (Note C)                                           33,312

Partners' Deficit
   General partner                                           $ (299)
   Limited partners (48,049 units issued and
      outstanding)                                           (22,512)       (22,811)
                                                                           $ 12,107

                See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                                2002          2001
                                                                           (Restated)
Revenues:
   Rental income                                              $ 8,418        $ 8,734
   Other income                                                   821            898
   Casualty gain (Note F)                                          41             35
      Total revenues                                            9,280          9,667

Expenses:
   Operating                                                    3,712          3,510
   General and administrative                                     318            455
   Depreciation                                                 1,806          1,774
   Interest                                                     2,475          2,156
   Property taxes                                                 891            743
   Loss on early extinguishment of debt (Note C)                   --            123
      Total expenses                                            9,202          8,761

Net income                                                      $ 78          $ 906

Net income allocated to general partner (1%)                    $ 1            $ 9
Net income allocated to limited partners (99%)                     77            897
                                                                $ 78          $ 906

Net income per limited partnership unit                        $ 1.60        $ 18.67

Distributions per limited partnership unit                    $ 28.74        $187.77


                See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                       Limited
                                     Partnership    General     Limited
                                        Units       Partner    Partners      Total

   Original capital contributions       48,049        $ 1      $ 24,024    $ 24,025

   Partners' deficit at
     December 31, 2000                  48,049      $ (276)    $(13,083)   $(13,359)

   Distributions to partners                --          (27)     (9,022)     (9,049)

   Net income for the year ended
     December 31, 2001                      --            9         897         906

   Partners' deficit at
     December 31, 2001                  48,049         (294)    (21,208)    (21,502)

   Distribution to partners                 --           (6)     (1,381)     (1,387)

   Net income for the year ended
     December 31, 2002                      --            1          77          78

   Partners' deficit at
     December 31, 2002                  48,049      $ (299)    $(22,512)   $(22,811)


                See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                                 2002         2001
Cash flows from operating activities:
  Net income                                                     $ 78         $ 906
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 1,806        1,774
     Amortization of loan costs                                      57           89
     Loss on early extinguishment of debt                            --          123
     Casualty gain                                                  (41)         (35)
     Bad debt                                                       254          316
     Change in accounts:
      Receivables and deposits                                      544         (978)
      Other assets                                                   30          (32)
      Accounts payable                                               55          (40)
      Tenant security deposit payable                                 8           (5)
      Accrued property taxes                                          7            7
      Due to affiliates                                             (55)          27
      Other liabilities                                             165         (109)
          Net cash provided by operating activities               2,908        2,043

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows             195          (28)
  Property improvements and replacements                           (773)        (897)
  Insurance proceeds received                                        44          127
          Net cash used in investing activities                    (534)        (798)

Cash flows from financing activities:
  Mortgage principal payments                                      (733)        (180)
  Repayment of mortgage note payable                                 --      (17,200)
  Proceeds from refinancing                                          --       24,500
  Advances from affiliate                                            --           35
  Payments on advances from an affiliate                            (35)          --
  Distributions to partners                                      (1,387)      (9,049)
  Loan costs paid                                                    --         (648)
          Net cash used in financing activities                  (2,155)      (2,542)

Net increase (decrease) in cash and cash equivalents                219       (1,297)
Cash and cash equivalents at beginning of year                      301        1,598

Cash and cash equivalents at end of year                         $ 520        $ 301

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,306      $ 2,175

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                              $ 75         $ 100


                See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $494,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits on the consolidated balance sheet. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

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

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases and fully reserves all balances outstanding over thirty days. The Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Advertising Costs

Advertising costs of approximately $223,000 and $153,000 during the years ended December 31, 2002 and 2001, respectively, were charged to expense as incurred and are included in operating expenses.

Loan Costs

At December 31, 2002, loan costs of approximately $952,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the loans. At December 31, 2002, accumulated amortization is approximately $152,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $59,000 for each of the years 2003 through 2007.

Fair Value of Financial Statements

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments.

The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership is approximately $35,916,000.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at Summerwalk Apartments to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 2002, the balance in these accounts is approximately $105,000.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption of which did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. Effective April 1, 2002, the Partnership adopted SFAS 145. Accordingly, the Partnership's statement of operations for the year ended December 31, 2001 have been restated to reflect the loss on early extinguishment of debt of approximately $123,000 at Lakeside Apartments in operations rather than as an extraordinary item.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $464,000 and $516,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $249,000 and $386,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $44,000 and $125,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The payment of this amount is dependent upon the Partnership distributing cash from operations. The Managing General Partner received approximately $51,000 and $100,000 during the years ended December 31, 2002 and 2001, respectively, in connection with the distributions paid to the partners. These payments are included in general and administrative expense.

For its role in the refinancing of the mortgage encumbering Lakeside Apartments and pursuant to the Partnership Agreement, the Partnership paid a refinancing commission equal to one percent of the gross proceeds of the new mortgage to an affiliate of the Managing General Partner during the year ended December 31, 2001. This fee of $245,000 was capitalized and is being amortized over the life of the loan.

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

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2002, the Partnership repaid approximately $35,000, representing the outstanding balance which had been previously borrowed under the Partnership Revolver. Interest expense during the year ended December 31, 2002 amounted to less than $1,000. The Partnership recognized and paid interest expense of approximately $5,000 during 2001. No additional amounts were borrowed at any time during the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $126,000 and $115,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,657 limited partnership units (the "Units") in the Partnership representing 74.21% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.21% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                  Principal       Monthly                                Principal
                  Balance At      Payment      Stated                     Balance
                 December 31,    Including    Interest    Maturity        Due At
                     2002         Interest      Rate        Date         Maturity
                       (in thousands)                                 (in thousands)
Properties

Lakeside           $23,973         $ 191        7.09%     01/01/22         $ --
Pinetree             4,620             41       7.65%     11/01/19             --
Summerwalk           4,719             34       7.13%     01/01/08          4,312
                   $33,312         $ 266                                  $ 4,312

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003              $ 814
                               2004                 886
                               2005                 952
                               2006               1,023
                               2007               1,099
                            Thereafter           28,538
                                                $33,312

Note D - Investment Properties and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings        Net Costs
                                                       and Related      Capitalized
                                                        Personal       Subsequent to
Description            Encumbrances         Land       Properties       Acquisition
                      (in thousands)                                  (in thousands)

Lakeside                  $23,973         $ 2,087        $15,363          $ 6,915
Pinetree                    4,620             493          3,873            2,773
Summerwalk                  4,719             427          6,347            2,714
                          $33,312         $ 3,007        $25,583          $12,402



             Gross Amount At Which Carried
                 At December 31, 2002
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land   Properties   Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Lakeside     $ 2,093    $22,272   $24,365     $18,059      1973/1975    12/80    5-27.5 yrs
Pinetree         499      6,640     7,139       5,690        1974       07/80    5-27.5 yrs
Summerwalk       431      9,057     9,488       7,102        1974       12/80    5-27.5 yrs
              $3,023    $37,969   $40,992     $30,851

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                      December 31,
                                                  2002            2001
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $40,268         $39,271
  Property improvements and replacements            748             997
   Disposal of property                             (24)             --
Balance at end of year                          $40,992         $40,268

Accumulated Depreciation
Balance at beginning of year                    $29,066         $27,292
  Additions charged to expense                    1,806           1,774
   Disposal of property                             (21)             --
Balance at end of year                          $30,851         $29,066

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $40,722,000 and $40,021,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $31,964,000 and $30,291,000, respectively.

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

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net income from the consolidated financial statements to the net taxable income to partners is as follows (in thousands, except per unit data):

                                                December 31,
                                              2002         2001

Net income as reported                        $ 78         $ 906
  Casualty gain                                  (41)         (35)
  Depreciation differences                       133           75
  Other                                           (7)          62
Federal taxable income                        $ 163       $ 1,008

Federal taxable income per limited
  partnership unit                           $ 3.36       $ 20.77

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                     2002

Net liabilities as reported                        $(22,811)
  Land and buildings                                   (270)
  Accumulated depreciation                           (1,113)
  Syndication and distribution costs                  2,727
  Prepaid rent                                           61
  Other                                                 241

Net liabilities - Federal tax basis                $(21,165)

Note F - Casualty Gain

During the year ended December 31, 2002 a net casualty gain of approximately $41,000 was recorded at Lakeside Apartments. The casualty gain related to a fire, occurring in February 2002, which destroyed one unit and caused flooding damage to another. The gain was the result of the receipt of insurance proceeds of approximately $44,000 offset by approximately $3,000 of undepreciated property improvements and replacements being written off.

In July 1999, a fire occurred at Summerwalk Apartments that destroyed one building consisting of eight units. The repair costs were covered by insurance. Reconstruction was completed during the third quarter of 2000. During the year ended December 31, 2001, final insurance proceeds of approximately $127,000 were received which was offset by approximately $92,000 of undepreciated fixed assets. As a result, the Partnership recognized an additional casualty gain of approximately $35,000 related to this fire.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors III (the "Partnership") has no officers or directors. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. The names, ages, and positions held by the executive officers and director of NPI Equity are as follows:

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $44,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2002, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

Insignia Properties, LP                       21,566           44.88%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          14,091           29.33%
  (an affiliate of AIMCO)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $464,000 and $516,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $249,000 and $386,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $44,000 and $125,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The payment of this amount is dependent upon the Partnership distributing cash from operations. The Managing General Partner received approximately $51,000 and $100,000 during the years ended December 31, 2002 and 2001, respectively, in connection with the distributions paid to the partners. These payments are included in general and administrative expense.

For its role in the refinancing of the mortgage encumbering Lakeside Apartments and pursuant to the Partnership Agreement, the Partnership paid a refinancing commission equal to one percent of the gross proceeds of the new mortgage to an affiliate of the Managing General Partner during the year ended December 31, 2001. This fee of $245,000 was capitalized and is being amortized over the life of the loan.

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

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2002, the Partnership repaid approximately $35,000, representing the outstanding balance which had been previously borrowed under the Partnership Revolver. Interest expense during the year ended December 31, 2002 amounted to less than $1,000. The Partnership recognized and paid interest expense of approximately $5,000 during 2001. No additional amounts were borrowed at any time during the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $126,000 and $115,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,657 limited partnership units (the "Units") in the Partnership representing 74.21% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.21% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K filed during the fourth quarter ended December 31, 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    NATIONAL PROPERTY INVESTORS III


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                              Date: March 27, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 27, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 27, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors III;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

                               /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive  Vice  President  of NPI  Equity
                                 Investments, Inc.,  equivalent of the chief
                                 executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors III;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

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

          10.8 Multifamily Note dated December 14, 2001, by and between National Property Investors III, L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation filed with the Registrant's From 10-KSB for the year ended December 31, 2002.

          16   Letter  dated  November 11, 1999,  from the  Registrant's  former
               independent   accountant   regarding  its  concurrence  with  the
               statements made by the Registrant in this Current Report.

          99 Certification and Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors III (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 27, 2003


                                    /s/Paul J. McAuliffe
                             Name:  Paul J. McAuliffe
                              Date: March 27, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.