Form 10QSB
period 2003-03-31
NATIONAL PROPERTY INVESTORS III
filed 2003-05-15
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                          Commission file number 0-9567


                         NATIONAL PROPERTY INVESTORS III
             (Exact name of registrant as specified in its charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  564
   Receivables and deposits                                                     495
   Restricted escrows                                                            58
   Other assets                                                                 837
   Investment properties:
       Land                                                  $ 3,023
       Buildings and related personal property                 38,120
                                                               41,143
       Less accumulated depreciation                          (31,311)        9,832
                                                                           $ 11,786
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 165
   Tenant security deposit liabilities                                          234
   Accrued property taxes                                                       851
   Other liabilities                                                            557
   Mortgage notes payable                                                    33,122

Partners' Deficit
   General partner                                            $ (303)
   Limited partners (48,049 units
      issued and outstanding)                                 (22,840)      (23,143)
                                                                           $ 11,786


            See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                              Three Months Ended
                                                                  March 31,
                                                               2003           2002
Revenues:
   Rental income                                             $ 1,898        $ 2,117
   Other income                                                  231            226
       Total revenues                                          2,129          2,343

Expenses:
   Operating                                                     918            892
   General and administrative                                     93             78
   Depreciation                                                  460            453
   Interest                                                      611            621
   Property taxes                                                213            186
       Total expenses                                          2,295          2,230

Net (loss) income                                            $ (166)         $ 113

Net (loss) income allocated to general partner (1%)           $ (2)           $ 1
Net (loss) income allocated to limited partners (99%)           (164)           112

                                                             $ (166)         $ 113

Net (loss) income per limited partnership unit               $ (3.41)       $ 2.33

Distributions per limited partnership unit                   $ 3.41          $ --

            See Accompanying Notes to Consolidated Financial Statements


                          NATIONAL PROPERTY INVESTORS III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2002                  48,049     $  (299)     $(22,512)   $(22,811)

Net loss for the three months
   Ended March 31, 2003                   --           (2)        (164)       (166)

Distributions to partners                 --           (2)        (164)       (166)

Partners' deficit at
   March 31, 2003                     48,049      $ (303)     $(22,840)   $(23,143)

            See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2003        2002
Cash flows from operating activities:
  Net (loss) income                                              $ (166)      $ 113
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Depreciation                                                  460          453
      Amortization of loan costs                                     15           14
      Bad debt                                                      (88)         (80)
      Change in accounts:
        Receivables and deposits                                     55          730
        Other assets                                                 27          (47)
        Accounts payable                                             10           --
        Tenant security deposit liabilities                           6            4
        Accrued property taxes                                      213          120
        Due to affiliate                                             --          (27)
        Other liabilities                                            28          277
          Net cash provided by operating activities                 560        1,557

Cash flows from investing activities:
  Property improvements and replacements                           (207)        (232)
  Net withdrawals from restricted escrows                            47          174
          Net cash used in investing activities                    (160)         (58)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (190)        (141)
  Payments on advances from affiliate                                --          (35)
  Distributions to partners                                        (166)          --
          Net cash used in financing activities                    (356)        (176)

Net increase in cash and cash equivalents                            44        1,323

Cash and cash equivalents at beginning of period                    520          301
Cash and cash equivalents at end of period                       $ 564       $ 1,624

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 567        $ 466

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                               $ 19        $ 48

At December 31, 2002 and 2001, approximately $75,000 and $100,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2003 and 2002, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $106,000 and $121,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $71,000 and $59,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 for the three months ended March 31, 2003. There were no such fees for the three months ended March 31, 2002. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $14,000 during the three months ended March 31, 2003, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expenses. There were no such fees for the three months ended March 31, 2002, as no operating distributions were made.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of NPI Equity (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2002, the Partnership repaid approximately $35,000, representing the outstanding balance which had been previously borrowed under the Partnership Revolver. Interest expense during the three months ended March 31, 2002, amounted to less than $1,000. No amounts were borrowed at any time during the three months ended March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $104,000 and $126,000.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the three month periods ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Lakeside Apartments                           86%        88%
         Lisle, Illinois
      Pinetree Apartments                           80%        82%
         Charlotte, North Carolina
      Summerwalk Apartments                         92%        95%
         Winter Park, Florida

The Managing General Partner attributes the decrease in occupancy at Summerwalk Apartments to a weakened economy in the property's market area.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $166,000 compared to net income of approximately $113,000 for the three months ended March 31, 2002. The increase in net loss is attributable to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is primarily due to a decrease in rental income due to decreases in occupancy at all three of the Partnership's investment properties and a decrease in the average rental rates at Lakeside and Pinetree Apartments.

Total expenses increased due to increases in operating, general and administrative and property tax expenses. Depreciation and interest expenses remained relatively constant between the two periods. The increase in operating expense is primarily attributable to an increase in maintenance expenses due to increased contract cleaning and repairs at Pinetree Apartments and Summerwalk Apartments and increased contract trash removal and snow removal at Lakeside Apartments. These increases were offset by a decrease in property management fees paid to an affiliate of the Managing General Partner at all three of the Partnership's investment properties due to a decrease in rental revenues on which the fees are based. General and administrative expense increased due to an increase in non-accountable reimbursements paid to an affiliate of the Managing General Partner in connection with distributions from operations paid during the three months ended March 31, 2003. There were no operating distributions paid during the three months ended March 31, 2002. Property tax expense increased due to an increase in the 2002 tax liability at Lakeside Apartments on which 2003 estimates are based due to an increase in the assessed value and tax rate by the local taxing authorities.

Included in general and administrative expense for the three months ended March 31, 2003 and 2002 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Capital Resources and Liquidity

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $564,000 as compared to approximately $1,624,000 at March 31, 2002. Cash and cash equivalents increased approximately $44,000 from December 31, 2002 due to approximately $560,000 of cash provided by operating activities offset by approximately $356,000 and $160,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consists of distributions to the partners and principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $42,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $96,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, water heaters, cabinets and countertops and parking lot upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pinetree Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $49,000 of capital improvements at Pinetree Apartments consisting primarily of structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $57,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural improvements, pool improvements, appliances and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Summerwalk Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $60,000 of capital improvements at Summerwalk Apartments consisting primarily of swimming pool improvements, office computers, floor covering replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $39,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, roof and gutter replacements and heating and air conditioning upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $33,122,000 is being amortized over varying periods with a balloon payment due in January 2008 of approximately $4,312,000 for Summerwalk Apartments. The Managing General Partner will attempt to refinance the indebtedness at Summerwalk and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                      Three Months      Per Limited     Three Months      Per Limited
                          Ended         Partnership         Ended         Partnership
                     March 31, 2003        Unit        March 31, 2002        Unit

Operations                $ 166           $ 3.41            $ --             $ --

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after required capital expenditures to permit further distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,657 limited partnership units (the "Units") in the Partnership representing 74.21% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.21% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, with respect to the 21,380 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.