Form 10QSB
period 2003-09-30
NATIONAL PROPERTY INVESTORS III
filed 2003-11-13
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 199
   Receivables and deposits                                                     554
   Restricted escrows                                                            41
   Other assets                                                                 991
   Investment properties:
       Land                                                  $ 3,023
       Buildings and related personal property                 38,529
                                                               41,552
       Less accumulated depreciation                          (32,184)        9,368
                                                                           $ 11,153
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 189
   Tenant security deposit liabilities                                          271
   Accrued property taxes                                                       643
   Other liabilities                                                            396
   Due to affiliates                                                            126
   Mortgage notes payable                                                    32,710

Partners' Deficit
   General partner                                            $ (303)
   Limited partners (48,049 units
      issued and outstanding)                                 (22,879)      (23,182)
                                                                           $ 11,153


            See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                     2003          2002          2003        2002
Revenues:
  Rental income                     $ 2,059       $ 2,110      $ 5,996      $ 6,389
  Other income                          206           196          633          641
  Casualty gain (Note C)                 --            41           --           41
     Total revenues                   2,265         2,347        6,629        7,071

Expenses:
  Operating                             963           944        2,806        2,807
  General and administrative             50           101          203          272
  Depreciation                          405           441        1,333        1,356
  Interest                              603           621        1,820        1,862
  Property taxes                        215           258          672          632
     Total expenses                   2,236         2,365        6,834        6,929

Net income (loss)                    $ 29          $ (18)       $ (205)      $ 142

Net income (loss) allocated
  to general partner (1%)            $ --          $ --          $ (2)        $ 1
Net income (loss) allocated
  to limited partners (99%)              29           (18)        (203)         141

                                     $ 29          $ (18)       $ (205)      $ 142
Net income (loss) per limited
  partnership unit                  $ 0.61        $ (0.37)     $ (4.22)     $ 2.93
Distributions per limited
  partnership unit                   $ --         $ 6.70        $ 3.41      $ 28.76

            See Accompanying Notes to Consolidated Financial Statements


                          NATIONAL PROPERTY INVESTORS III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2002                  48,049      $ (299)     $(22,512)   $(22,811)

Net loss for the nine months
   ended September 30, 2003               --           (2)        (203)       (205)

Distributions to partners                 --           (2)        (164)       (166)

Partners' deficit at
   September 30, 2003                 48,049      $ (303)     $(22,879)   $(23,182)

            See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net (loss) income                                              $ (205)      $ 142
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Depreciation                                                1,333        1,356
      Bad debt                                                      188          184
      Amortization of loan costs                                     45           42
      Casualty gain                                                  --          (41)
      Change in accounts:
        Receivables and deposits                                   (280)         518
        Other assets                                               (157)         (61)
        Accounts payable                                            (25)         126
        Tenant security deposit liabilities                          43           16
        Accrued property taxes                                        5          (54)
        Due to affiliates                                            18          (27)
        Other liabilities                                          (133)         306
          Net cash provided by operating activities                 832        2,507

Cash flows from investing activities:
  Property improvements and replacements                           (557)        (581)
  Net withdrawals from restricted escrows                            64          192
  Net insurance proceeds received                                    --           44
          Net cash used in investing activities                    (493)        (345)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (602)        (525)
  Advances received from affiliate                                  190           --
  Payments on advances from affiliate                               (82)         (35)
  Distributions to partners                                        (166)      (1,388)
          Net cash used in financing activities                    (660)      (1,948)

Net (decrease) increase in cash and cash equivalents               (321)         214
Cash and cash equivalents at beginning of period                    520          301
Cash and cash equivalents at end of period                       $ 199        $ 515

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,750      $ 1,677
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                               $ 78        $ 13

At December 31, 2002 and 2001, approximately $75,000 and $100,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2003 and 2002, respectively.

            See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $328,000 and $356,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $166,000 and $202,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $27,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At September 30, 2003, approximately $18,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $14,000 and $51,000 during the nine months ended September 30, 2003 and 2002, respectively, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expenses.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.

The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2003, the Partnership borrowed approximately $190,000 and repaid approximately $82,000 under the Partnership Revolver. During the nine months ended September 30, 2002, the Partnership repaid approximately $35,000 which was outstanding at December 31, 2001. Interest expense during each of the nine months ended September 30, 2003 and 2002, amounted to less than $1,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $104,000 and $126,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy for each of the properties for both of the nine month periods ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Lakeside Apartments                           92%        90%
         Lisle, Illinois
      Pinetree Apartments                           88%        86%
         Charlotte, North Carolina
      Summerwalk Apartments                         94%        93%
         Winter Park, Florida

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2003 was approximately $205,000 compared to net income of approximately $142,000 for the same period in 2002. The increase in net loss for the nine months ended September 30, 2003 is due to a decrease in total revenues partially offset by a decrease in total expenses. The Partnership's net income for the three months ended September 30, 2003 was approximately $29,000 compared to a net loss of approximately $18,000 for the same period in 2002. The increase in net income for the three months ended September 30, 2003 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total revenues for the three and nine months ended September 30, 2003 decreased due to a decrease in rental income and a casualty gain recognized at Lakeside Apartments in 2002. The decrease in rental income is attributable to decreases in the average rental rates at Lakeside and Pinetree Apartments and an increase in concessions offered at all three of the Partnership's investment properties in an effort to maintain occupancy levels.

During the quarter ended September 30, 2002 a net casualty gain of approximately $41,000 was recorded at Lakeside Apartments. The casualty gain related to a fire, occurring in February 2002, which destroyed one unit and caused flooding damage to another. The gain was the result of the receipt of insurance proceeds of approximately $44,000 offset by approximately $3,000 of undepreciated property improvements and replacements being written off.

The decrease in total expenses for the nine months ended September 30, 2003 is due to decreases in general and administrative, depreciation and interest expenses partially offset by an increase in property tax expense. Operating expenses remained relatively constant between the periods. General and administrative expense decreased due to decreases in non-accountable reimbursements paid with distributions from operations and accountable reimbursements related to the administration of the Partnership by the Managing General Partner as allowed under the Partnership Agreement. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated during the past twelve months which more than offset depreciation on new improvements and replacements. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which has reduced the average outstanding balance over the past twelve months. The increase in property tax expense is due to an increase in the assessed value and tax rate by the local taxing authorities at Lakeside Apartments offset by a slight decrease in the tax rates by local taxing authorities at Pinetree and Summerwalk Apartments.

Total expenses decreased for the three months ended September 30, 2003 due to decreases in general and administrative, depreciation and interest expenses as discussed above as well as a decrease in property tax expense. These decreases were partially offset by an increase in operating expenses due primarily to an increase in payroll expenses at Pinetree and Summerwalk Apartments in the third quarter as a result of filling vacant positions. The decrease in property tax expense is due to an additional tax bill received in the third quarter of 2002 related to the prior years tax liability at Lakeside Apartments.

Included in general and administrative expense for the three and nine months ended September 30, 2003 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $199,000 as compared to approximately $515,000 at September 30, 2002. Cash and cash equivalents decreased approximately $321,000 from December 31, 2002 due to approximately $660,000 and $493,000 of cash used in financing and investing activities, respectively, offset by approximately $832,000 of cash provided by operating activities. Cash used in financing activities consists of distributions to the partners, principal payments made on the mortgages encumbering the Partnership's properties and payments on advances received from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2003, the Partnership borrowed approximately $190,000 and repaid approximately $82,000 under the Partnership Revolver. During the nine months ended September 30, 2002, the Partnership repaid approximately $35,000 which was outstanding at December 31, 2001. Interest expense during each of the nine months ended September 30, 2003 and 2002, amounted to less than $1,000.

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

Lakeside Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $152,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering, appliance and water heater replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $68,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, water heater replacements, cabinets and countertops and parking lot upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pinetree Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $196,000 of capital improvements at Pinetree Apartments consisting primarily of structural improvements, floor covering and appliance replacements and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $6,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliances and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Summerwalk Apartments

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $212,000 of capital improvements at Summerwalk Apartments consisting primarily of swimming pool improvements, air conditioning upgrades, floor covering and roof replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000, in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, roof and gutter replacements and heating and air conditioning upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's properties of approximately $32,710,000 is being amortized over varying periods with a balloon payment due in January 2008 of approximately $4,312,000 for Summerwalk Apartments. The mortgages encumbering Lakeside Apartments and Pinetree Apartments mature in January 2022 and November 2019, respectively, at which time the mortgages are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness at Summerwalk and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                    Nine Months Ended   Partnership   Nine Months Ended   Partnership
                   September 30, 2003      Unit      September 30, 2002      Unit

Refinancing (1)           $ --             $ --             $ 812           $16.90
Operations                  166             3.41              576            11.86
                          $ 166           $ 3.41           $1,388           $28.76

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,657 limited partnership units (the "Units") in the Partnership representing 74.21% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 6, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 12,392 Units for a purchase price of $153.85 per Unit. Such offer expires on December 9, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.21% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (previously known as Insignia Properties, L.P.), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.