Form 10KSB
period 2003-12-31
NATIONAL PROPERTY INVESTORS III
filed 2004-03-29
CIK 310485

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934


                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $6,377,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2003 and 2002.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that the Partnership's properties are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA and the FHAA.

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

On January 15, 2004, the Partnership sold Summerwalk Apartments to an unrelated third party for a gross sales price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,811,000 after payment of closing costs of approximately $374,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership expects to recognize a gain of approximately $11,500,000 during the first quarter of 2004 as a result of the sale. In addition, the Partnership expects to recognize a loss on early extinguishment of debt of approximately $715,000 as a result of unamortized loan costs being written off and prepayment penalties paid. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement. In accordance with SFAS No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2003 and the operations of the property, including revenues of approximately $2,407,000 and $2,467,000 for the years ended December 31, 2003 and 2002, respectively, have been reflected as income from discontinued operations for the years ended December 31, 2003 and 2002. The Partnership distributed approximately $8,159,000 ($169.80 per limited partnership unit) to its limited partners during January 2004 from the net proceeds received from the sale of Summerwalk Apartments.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis at December 31, 2003.

                            Gross
                          Carrying    Accumulated                          Federal
Properties                  Value    Depreciation     Rate     Method     Tax Basis
                              (in thousands)                            (in thousands)

Lakeside Apartments        $24,561      $19,031     5-40 yrs     S/L       $ 4,436
Pinetree Apartments          7,368        5,953     5-40 yrs     S/L         1,353
                           $31,929      $24,984                            $ 5,789

The gross carrying value, accumulated depreciation and Federal tax basis of Summerwalk Apartments, which is classified as assets held for sale as of December 31, 2003 was approximately $9,788,000, $7,612,000 and $2,013,000, respectively.

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                            Principal                                       Principal
                           Balance At      Stated                            Balance
                          December 31,    Interest    Period   Maturity       Due At
Properties                    2003          Rate    Amortized    Date      Maturity (1)
                         (in thousands)                                   (in thousands)

Lakeside Apartments          $23,304       7.09%      20 yrs   01/01/22        $ --
Pinetree Apartments            4,480       7.65%      20 yrs   11/01/19           --
                             $27,784                                           $ --

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

The loan encumbering Summerwalk Apartments of approximately $4,648,000 included in liabilities related to assets held for sale, was repaid subsequent to December 31, 2003. See "Item 7. Financial Statements - Note G - Subsequent Event" for further discussion.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                   Average Annual              Average Annual
                                    Rental Rates                  Occupancy
                                   (per unit)
 Properties                     2003           2002          2003          2002

 Lakeside Apartments           $ 9,655       $10,338         92%           90%
 Pinetree Apartments (1)         5,741         6,348         90%           87%
 Summerwalk Apartments           8,140         7,948         94%           93%

(1) The Managing General Partner attributes the increase in occupancy at Pinetree Apartments to an increased marketing effort by the property's management team over the past year which included a reduction in rental rates.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for the properties:

                                         2003            2003
                                       Billing           Rate
                                 (in thousands)

       Lakeside Apartments               $666            6.83%
       Pinetree Apartments                 63            1.34%
       Summerwalk Apartments              136            1.87%

Capital Improvements

Lakeside Apartments

The Partnership completed approximately $196,000 in capital expenditures at Lakeside Apartments during the year ended December 31, 2003, consisting primarily of floor covering, appliance and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $312,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Pinetree Apartments

The Partnership completed approximately $229,000 in capital expenditures at Pinetree Apartments during the year ended December 31, 2003, consisting primarily of structural improvements, floor covering and appliance replacements and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $121,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Summerwalk Apartments

The Partnership completed approximately $300,000 in capital expenditures at Summerwalk Apartments during the year ended December 31, 2003, consisting primarily of air conditioning upgrades, floor covering and roof replacements and structural and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. Subsequent to December 31, 2003, Summerwalk Apartments was sold to an unrelated party.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of the unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Common Equity and Related Stockholder
            Matters

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units aggregating $24,024,500. As of December 31, 2003, the Partnership had 48,049 Units outstanding held by 864 limited partners of record. Affiliates of the Managing General Partner owned 36,230 Units or 75.40% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the year ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                       Year Ended       Partnership      Year Ended       Partnership
                    December 31, 2003      Unit       December 31, 2002      Unit

Refinancing (1)           $ --             $ --             $ 811           $16.88
Operations                  166             3.41              576            11.86
                          $ 166           $ 3.41           $1,387           $28.74

(1) From the refinancing of Lakeside Apartments in December 2001.

The Partnership distributed approximately $8,159,000 ($169.80 per limited partnership unit) to its limited partners during January 2004 from the net proceeds received from the sale of Summerwalk Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after required capital expenditures to permit additional distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,230 limited partnership units (the "Units") in the Partnership representing 75.40% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (previously known as Insignia Properties, L.P.), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized a net loss of approximately $261,000 for the year ended December 31, 2003 compared to net income of approximately $78,000 for the year ended December 31, 2002. The decrease in net income for the year ended December 31, 2003 was due to a decrease in total revenues and a decrease in income from discontinued operations partially offset by a decrease in total expenses.

On January 15, 2004, the Partnership sold Summerwalk Apartments to an unrelated third party for a gross sales price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,811,000 after payment of closing costs of approximately $374,000 and a prepayment penalty of approximately $640,000 which was owed by the Partnership and paid by the buyer. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership expects to recognize a gain of approximately $11,500,000 during the first quarter of 2004 as a result of the sale. In addition, the Partnership expects to recognize a loss on early extinguishment of debt of approximately $715,000 as a result of unamortized loan costs being written off and prepayment penalties paid. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale of have already been disposed of. SFAS No. 144 requires that long-lived assets held for sale or already disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statement of operations for the year ended December 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Summerwalk Apartments as income from discontinued operations.

The Partnership recognized income from discontinued operations of approximately $381,000 and $485,000 for the years ended December 31, 2003 and 2002, respectively, including revenues of approximately $2,407,000 and $2,467,000, respectively. The decrease in income from discontinued operations was due to an increase in bad debt and concession expenses, an increase in payroll and related benefit expenses and contract service expenses at Summerwalk Apartments, partially offset by increased occupancy and rental rates at Summerwalk Apartments.

The Partnership recognized losses from continuing operations of approximately $642,000 and $407,000 for the year ended December 31, 2003 and 2002, respectively. The increase in losses from continuing operations for the respective periods was due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income and a casualty gain recognized at Lakeside Apartments in 2002. The decrease in rental income is attributable to a decrease in the average rental rates and an increase in concessions offered at both Lakeside and Pinetree Apartments in an effort to maintain occupancy levels, partially offset by increased occupancy at both properties.

During the year ended December 31, 2002, a net casualty gain of approximately $41,000 was recorded at Lakeside Apartments. The casualty gain related to a fire, occurring in February 2002, which destroyed one unit and caused flooding damage to another. The gain was the result of the receipt of insurance proceeds of approximately $44,000 offset by $3,000 of undepreciated property improvements and replacements being written off.

Total expenses decreased primarily due to decreases in operating, general and administrative, depreciation and interest expenses partially offset by an increase in property tax expense. Operating expenses decreased due to decreases in property, maintenance and management fee expenses. Property expenses decreased due to reduced utility expenses at Lakeside Apartments, partially offset by increased payroll and related expenses at both of the Partnership's properties. Maintenance expense decreased due to a decrease in contract service work at the Partnership's properties. Management fees decreased due to a decrease in property revenue at both properties. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated at both of the Partnership's investment properties during the past twelve months which more than offset depreciation on new improvements and replacements. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which has reduced the average outstanding balance over the past twelve months. The increase in property tax expense is due to an increase in the assessed value by the local taxing authorities at Lakeside Apartments.

General and administrative expenses decreased for the year ended December 31, 2003 due to decreases in non-accountable reimbursements paid with distributions from operations. Included in general and administrative expenses are management reimbursements paid to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $195,000 compared to approximately $520,000 at December 31, 2002. Cash and cash equivalents decreased approximately $325,000 from December 31, 2002 due to approximately $938,000 and $709,000 of cash used in financing and investing activities, respectively, offset by approximately $1,322,000 of cash provided by operating activities. Cash used in financing activities consists of distributions to the partners, principal payments made on the mortgages encumbering the Partnership's properties and payments on advances received from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $433,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $27,784,000 matures in January 2022 and November 2019, at which time the mortgages are scheduled to be fully amortized. Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date, the Partnership will need to either sell its investment properties or extend the term of the Partnership. The mortgage indebtedness encumbering Summerwalk Apartments of approximately $4,648,000 at December 31, 2003 was paid in connection with the sale of the property subsequent to December 31, 2003, as discussed in "Results of Operations".

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2003, the Partnership borrowed approximately $190,000 and repaid approximately $82,000 under the Partnership Revolver. During the year ended December 31, 2002, the Partnership repaid approximately $35,000 which was outstanding at December 31, 2001. Interest expense during each of the years ended December 31, 2003 and 2002, was approximately $2,000 and less than $1,000, respectively. The balance payable at December 31, 2003 including accrued interest is approximately $110,000 and is included in due to affiliates in the Partnership's consolidated balance sheet.

The Partnership distributed the following amounts during the year ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                       Year Ended       Partnership      Year Ended       Partnership
                    December 31, 2003      Unit       December 31, 2002      Unit

Refinancing (1)           $ --             $ --             $ 811           $16.88
Operations                  166             3.41              576            11.86
                          $ 166           $ 3.41           $1,387           $28.74

(1) From the refinancing of Lakeside Apartments in December 2001.

The Partnership distributed approximately $8,159,000 ($169.80 per limited partnership unit) to its limited partners during January 2004 from the net proceeds received from the sale of Summerwalk Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after required capital expenditures to permit additional distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,230 limited partnership units (the "Units") in the Partnership representing 75.40% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (previously known as Insignia Properties, L.P.), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS III

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

     Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

     Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors III


We have audited the accompanying consolidated balance sheet of National Property Investors III as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                         NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 195
   Receivables and deposits                                                     344
   Other assets                                                                 816
   Assets held for sale (Note G)                                              2,386
   Investment properties (Notes C and D):
     Land                                                    $ 2,592
     Buildings and related personal property                  29,337
                                                              31,929
     Less accumulated depreciation                           (24,984)         6,945
                                                                           $ 10,686
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 114
   Tenant security deposits payable                                             204
   Accrued property taxes                                                       750
   Other liabilities                                                            160
   Due to affiliates (Note B)                                                   176
   Mortgage notes payable (Note C)                                           27,784
   Liabilities related to assets held for sale
     (Note G)                                                                 4,736

Partners' Deficit
   General partner                                           $ (304)
   Limited partners (48,049 units issued and
     outstanding)                                            (22,934)       (23,238)
                                                                           $ 10,686

           See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                             Years Ended December 31,
                                                                2003          2002
Revenues:                                                                  (Restated)
  Rental income                                               $ 5,812        $ 6,174
  Other income                                                    565            598
  Casualty gain (Note F)                                           --             41
      Total revenues                                            6,377          6,813

Expenses:
  Operating                                                     2,671          2,724
  General and administrative                                      267            318
  Depreciation                                                  1,234          1,302
  Interest                                                      2,069          2,117
  Property taxes                                                  778            759
      Total expenses                                            7,019          7,220

Loss from continuing operations                                  (642)          (407)
Income from discontinued operations (Note A)                      381            485

Net (loss) income (Note E)                                     $ (261)        $ 78

Net (loss) income allocated to general partner (1%)             $ (3)          $ 1
Net (loss) income allocated to limited partners (99%)            (258)            77

                                                               $ (261)        $ 78
Per limited partnership unit:
  Loss from continuing operations                             $(13.22)       $ (8.39)
  Income from discontinued operations                            7.85           9.99

Net (loss) income per limited partnership unit                $ (5.37)       $ 1.60

Distributions per limited partnership unit                     $ 3.41        $ 28.74


           See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                       Limited
                                      Partnership     General     Limited
                                         Units        Partner    Partners      Total

Original capital contributions          48,049          $ 1      $ 24,024     $ 24,025

Partners' deficit at
  December 31, 2001                     48,049        $ (294)    $(21,208)    $(21,502)

Distributions to partners                   --             (6)     (1,381)      (1,387)

Net income for the year ended
  December 31, 2002                         --              1          77           78

Partners' deficit at
  December 31, 2002                     48,049           (299)    (22,512)     (22,811)

Distribution to partners                    --             (2)       (164)        (166)

Net loss for the year ended
  December 31, 2003                         --             (3)       (258)        (261)

Partners' deficit at
  December 31, 2003                     48,049        $ (304)    $(22,934)    $(23,238)


           See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                 2003         2002
Cash flows from operating activities:
  Net (loss) income                                             $ (261)       $ 78
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,745        1,806
     Amortization of loan costs                                      60           57
     Casualty gain                                                   --          (41)
     Bad debt                                                       239          254
     Change in accounts:
      Receivables and deposits                                     (240)         544
      Other assets                                                  (74)          30
      Accounts payable                                              (22)          55
      Tenant security deposit payable                                36            8
      Accrued property taxes                                        112            7
      Due to affiliates                                              68          (55)
      Other liabilities                                            (341)         165
          Net cash provided by operating activities               1,322        2,908

Cash flows from investing activities:
  Net withdrawals from restricted escrows                            91          195
  Property improvements and replacements                           (800)        (773)
  Net insurance proceeds received                                    --           44
          Net cash used in investing activities                    (709)        (534)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (880)        (733)
  Advances received from affiliate                                  190           --
  Payments on advances from affiliate                               (82)         (35)
  Distributions to partners                                        (166)      (1,387)
          Net cash used in financing activities                    (938)      (2,155)

Net (decrease) increase in cash and cash equivalents               (325)         219
Cash and cash equivalents at beginning of year                      520          301

Cash and cash equivalents at end of year                         $ 195        $ 520

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,501      $ 2,306

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                              $ --         $ 75


           See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


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

Basis of Presentation

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of Summerwalk Apartments, which was sold January 15, 2004, as income from discontinued operations (see Note G - Subsequent Event).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $128,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits on the consolidated balance sheet. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties

Investment properties consist of two apartment complexes, assets held for sale includes one apartment complex and both are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairmentor Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income attributable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Advertising Costs

Advertising costs of approximately $210,000 and $223,000 during the years ended December 31, 2003 and 2002, respectively, were charged to expense as incurred and are included in operating expenses and income from discontinued operations.

Loan Costs

At December 31, 2003, loan costs of approximately $762,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the loans. At December 31, 2003, accumulated amortization is approximately $98,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations and was approximately $41,000 and $38,000 for the years ended December 31, 2003 and 2002, respectively. Amortization expense is expected to be approximately $40,000 for each of the years 2004 through 2007 and $39,000 for 2008. In addition, loan costs and accumulated amortization of approximately $190,000 and $113,000, respectively, are included in assets held for sale in the accompanying consolidated balance sheet at December 31, 2003.

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $30,078,000.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $436,000 and $464,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $245,000 and $249,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $43,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2003, approximately $66,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $14,000 and $51,000 during the years ended December 31, 2003 and 2002, respectively, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expense.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. In connection with the January 2004 sale of Summerwalk Apartments, an Incentive Compensation Fee of approximately $222,000 was earned and was paid to the Managing General Partner.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2003, the Partnership borrowed approximately $190,000 and repaid approximately $82,000 under the Partnership Revolver. During the year ended December 31, 2002, the Partnership repaid approximately $35,000 which was outstanding at December 31, 2001. Interest expense during each of the years ended December 31, 2003 and 2002, was approximately $2,000 and less than $1,000, respectively. The balance payable at December 31, 2003 including accrued interest is approximately $110,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $104,000 and $126,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,230 limited partnership units (the "Units") in the Partnership representing 75.40% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (previously known as Insignia Properties, L.P.), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                  Principal       Monthly                                Principal
                  Balance At      Payment      Stated                     Balance
                 December 31,    Including    Interest    Maturity        Due At
                     2003         Interest      Rate        Date         Maturity
                       (in thousands)                                 (in thousands)
Properties

Lakeside           $23,304         $ 191        7.09%     01/01/22         $ --
Pinetree             4,480             41       7.65%     11/01/19             --
                   $27,784         $ 232                                   $ --

The mortgage note payable encumbering Summerwalk Apartments of approximately $4,648,000 included in liabilities related to assets held for sale was repaid subsequent to December 31, 2003 (see "Note G - Subsequent Event").

The mortgage notes payable are nonrecourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004              $ 745
                               2005                 871
                               2006                 936
                               2007               1,006
                               2008               1,080
                            Thereafter           23,146
                                                $27,784

Note D - Investment Properties and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings        Net Costs
                                                       and Related      Capitalized
                                                        Personal       Subsequent to
Description            Encumbrances         Land       Properties       Acquisition
                      (in thousands)                                  (in thousands)

Lakeside                  $23,304         $ 2,087        $15,363          $ 7,111
Pinetree                    4,480             493          3,873            3,002
                          $27,784         $ 2,580        $19,236          $10,113


             Gross Amount At Which Carried
                 At December 31, 2003
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land   Properties   Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Lakeside     $ 2,093    $22,468   $24,561     $19,031      1973/1975    12/80     5-40 yrs
Pinetree         499      6,869     7,368       5,953        1974       07/80     5-40 yrs
             $ 2,592    $29,337   $31,929     $24,984

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                      December 31,
                                                  2003            2002
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $40,992         $40,268
  Property improvements and replacements            725             748
  Disposal of property                               --             (24)
  Investment in property held for sale           (9,788)             --
Balance at end of year                          $31,929         $40,992

Accumulated Depreciation
Balance at beginning of year                    $30,851         $29,066
  Additions charged to expense                    1,745           1,806
  Disposal of property                               --             (21)
  Investment in property held for sale           (7,612)             --
Balance at end of year                          $24,984         $30,851

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $31,539,000 and $40,722,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $25,750,000 and $31,964,000, respectively. Summerwalk Apartments, which was sold on January 15, 2004, is excluded from these schedules and is classified as assets held for sale at December 31, 2003 (see "Note G - Subsequent Event"). The gross carrying value, accumulated depreciation and Federal tax basis of Summwerwalk Apartments which is classified as asset held for sale was approximately $9,788,000, $7,612,000 and $2,013,000, respectively.

Note E - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net (loss) income from the consolidated financial statements to the net taxable
(loss) income to partners is as follows (in thousands, except per unit data):

                                                December 31,
                                              2003         2002

Net (loss) income as reported                $ (261)       $ 78
  Casualty gain                                   --          (41)
  Depreciation differences                        62          133
  Other                                          (33)          (7)
Federal taxable (loss) income                $ (232)       $ 163

Federal taxable (loss) income per
  limited partnership unit                   $ (4.77)     $ 3.36

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                     2003

Net liabilities as reported                        $(23,238)
  Land and buildings                                   (268)
  Accumulated depreciation                           (1,051)
  Syndication and distribution costs                  2,727
  Prepaid rent                                           60
  Other                                                 207

Net liabilities - Federal tax basis                $(21,563)

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

Note G - Subsequent Event

On January 15, 2004, the Partnership sold Summerwalk Apartments to an unrelated third party for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,811,000 after payment of closing costs of approximately $374,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership expects to recognize a gain of approximately $11,500,000 during the first quarter of 2004 as a result of the sale. In addition, the Partnership expects to recognize a loss on early extinguishment of debt of approximately $715,000 as a result of unamortized loan costs being written off and prepayment penalties paid. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement. In accordance with SFAS No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2003 and the operations of the property, including revenues of approximately $2,407,000 and $2,467,000 for the years ended December 31, 2003 and 2002, respectively, have been reflected as income from discontinued operations for the years ended December 31, 2003 and 2002. The Partnership distributed approximately $8,159,000 ($169.80 per limited partnership unit) to its limited partners during January 2004 from the net proceeds received from the sale of Summerwalk Apartments.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors III (the "Partnership") has no directors or officers. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. The names, ages, and positions held by the directors and officers of NPI Equity are as follows:

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2003 and 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2003, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

AIMCO IPLP, L.P.                              21,566           44.88%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                        14,664           30.52%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $436,000 and $464,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $245,000 and $249,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $43,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2003, approximately $66,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $14,000 and $51,000 during the years ended December 31, 2003 and 2002, respectively, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expense.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. In connection with the January 2004 sale of Summerwalk Apartments, an Incentive Compensation Fee of approximately $222,000 was earned and was paid to the Managing General Partner.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2003, the Partnership borrowed approximately $190,000 and repaid approximately $82,000 under the Partnership Revolver. During the year ended December 31, 2002, the Partnership repaid approximately $35,000 which was outstanding at December 31, 2001. Interest expense during each of the years ended December 31, 2003 and 2002, was approximately $2,000 and less than $1,000, respectively. The balance payable at December 31, 2003 including accrued interest is approximately $110,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $104,000 and $126,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,230 limited partnership units (the "Units") in the Partnership representing 75.40% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (previously known as Insignia Properties, L.P.), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $45,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $12,000 and $20,000, respectively.

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


                                    NATIONAL PROPERTY INVESTORS III


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

3.5 First Amendment to Partnership Agreement Summerwalk NPI III, L.P., dated January 15, 2004.

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

10.8 Multifamily Note dated December 14, 2001, by and between National Property Investors III, L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation filed with the Registrant's Form 10-KSB for the year ended December 31, 2002.

10.9 (a) Purchase and Sale Contract between Summerwalk NPI III, L.P. and Summerwalk Associates, LLC (successor in interest to Blackhawk Realty Advisors, Inc.), dated November 7, 2003. (1)

10.9 (b) First Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated November 25, 2003. (1)

10.9 (c) Second Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated December 15, 2003. (1)

10.9 (d) Third Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated December 18, 2003. (1)

10.9 (e) Fourth Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated January 12, 2004. (1)

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

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as exhibits 10.9(a) through (e) to the Registrant's Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                /s/Martha L. Long
                                 Martha L. Long
                                Senior    Vice    President    of   NPI   Equity
                                Investments,   Inc.,  equivalent  of  the  chief
                                executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of NPI Equity Investments, Inc.,
                                equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors III (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.