Form 10QSB
period 2004-03-31
NATIONAL PROPERTY INVESTORS III
filed 2004-05-14
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 964
   Receivables and deposits                                                     327
   Other assets                                                                 913
   Investment properties:
       Land                                                  $ 2,592
       Buildings and related personal property                 29,413
                                                               32,005
       Less accumulated depreciation                          (25,271)        6,734
                                                                            $ 8,938
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 177
   Tenant security deposit liabilities                                          207
   Accrued property taxes                                                       873
   Other liabilities                                                            434
   Mortgage notes payable                                                    27,652

Partners' Deficit
   General partner                                            $ (203)
   Limited partners (48,049 units
      issued and outstanding)                                 (20,202)      (20,405)
                                                                            $ 8,938


        See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                              Three Months Ended
                                                                       March 31,
                                                              2004           2003
                                                                          (Restated)
Revenues:
   Rental income                                             $ 1,392        $ 1,389
   Other income                                                  179            164
       Total revenues                                          1,571          1,553

Expenses:
   Operating                                                     659            702
   General and administrative                                     69             93
   Depreciation                                                  287            333
   Interest                                                      509            522
   Property taxes                                                189            177
       Total expenses                                          1,713          1,827

Loss from continuing operations                                 (142)          (274)
(Loss) income from discontinued operations                      (802)           108
Gain on sale of discontinued operations (Note C)              11,944             --

Net income (loss)                                            $11,000        $ (166)

Net income (loss) allocated to general partner (1%)           $ 110          $ (2)
Net income (loss) allocated to limited partners (99%)         10,890           (164)

                                                             $11,000        $ (166)
Per limited partnership unit:
   Loss from continuing operations                           $ (2.93)       $ (5.64)
   (Loss) income from discontinued operations                 (16.52)          2.23
   Gain on sale of discontinued operations                    246.55             --

Net income (loss) per limited partnership unit               $226.64        $ (3.41)

Distributions per limited partnership unit                   $169.79        $ 3.41


        See Accompanying Notes to Consolidated Financial Statements


                      NATIONAL PROPERTY INVESTORS III
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2003                  48,049      $ (304)     $(22,934)   $(23,238)

Net income for the three months
   ended March 31, 2004                   --          110       10,890      11,000

Distributions to partners                 --           (9)      (8,158)     (8,167)

Partners' deficit at
   March 31, 2004                     48,049      $ (203)     $(20,202)   $(20,405)


        See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net income (loss)                                               $ 11,000      $ (166)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation                                                     287          460
      Amortization of loan costs                                        12           15
      Bad debt                                                          40          (88)
      Gain on sale of investment property                          (11,944)          --
      Loss on early extinguishment of debt                             715           --
      Change in accounts:
        Receivables and deposits                                        89           55
        Other assets                                                  (107)          27
        Accounts payable                                               (52)          10
        Tenant security deposit liabilities                            (59)           6
        Accrued property taxes                                         123          213
        Due to affiliate                                                (2)          --
        Other liabilities                                              180           28
          Net cash provided by operating activities                    282          560

Cash flows from investing activities:
  Property improvements and replacements                               (61)        (207)
  Net withdrawals from restricted escrows                               14           47
  Net proceeds from sale of investment property                     13,589           --
          Net cash provided by (used in) investing activities       13,542         (160)

Cash flows from financing activities:
  Repayment of mortgage note payable                                (4,642)          --
  Payments on mortgage notes payable                                  (138)        (190)
  Payments on advances from affiliate                                 (108)          --
  Distributions to partners                                         (8,167)        (166)
          Net cash used in financing activities                    (13,055)        (356)

Net increase in cash and cash equivalents                              769           44

Cash and cash equivalents at beginning of period                       195          520
Cash and cash equivalents at end of period                          $ 964        $ 564

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 390        $ 567

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                 $ 15         $ 19

At December 31, 2002, approximately $75,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2003.

        See Accompanying Notes to Consolidated Financial Statements


                      NATIONAL PROPERTY INVESTORS III
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Summerwalk Apartments which sold on January 15, 2004, as (loss) income from discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $85,000 and $106,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $61,000 and $71,000 for the three months ended March 31, 2004 and 2003, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $12,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At March 31, 2004, approximately $7,000 of reimbursements for services was accrued by the Partnership and is included in other liabilities.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $14,000 during the three months ended March 31, 2003, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expenses. There were no such fees for the three months ended March 31, 2004, as no operating distributions were made.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. In connection with the January 2004 sale of Summerwalk Apartments, an Incentive Compensation Fee of approximately $222,000 was earned and paid to the Managing General Partner.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2004, the Partnership repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the three months ended March 31, 2004, amounted to less than $1,000. No amounts were borrowed at any time during the three months ended March 31, 2004 and 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $50,000. The Partnership was charged approximately $104,000 for 2003.

Note C - Disposition of Investment Property

On January 15, 2004, the Partnership sold Summerwalk Apartments to an unrelated third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $11,944,000 for the three months ended March 31, 2004, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations.

The property's operations, a loss of approximately $802,000 and income of approximately $108,000 for the three months ended March 31, 2004 and 2003, respectively, including revenues of approximately $51,000 and $575,000, respectively, are included in loss and income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the three months ended March 31, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's two assets consist of a 568 unit apartment complex known as Lakeside Apartments located in Lisle, Illinois and a 220 unit apartment complex known as Pinetree Apartments located in Charlotte, North Carolina. The following table sets forth the average occupancy for each of the properties for both of the three month periods ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakeside Apartments                           90%        86%
         Lisle, Illinois
      Pinetree Apartments                           95%        80%
         Charlotte, North Carolina

The Managing General Partner attributes the increase in occupancy at Lakeside and Pinetree Apartments to increased marketing efforts by the properties' management team over the past year.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $11,000,000, as compared to a net loss of approximately $166,000 for the three months ended March 31, 2003. The increase in net income is due to the recognition of a gain from the sale of Summerwalk Apartments during the three months ended March 31, 2004 and a decrease in loss from continuing operations partially offset by a decrease in income from discontinued operations. The accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Summerwalk Apartments which sold on January 15, 2004, as income from discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

On January 15, 2004, the Partnership sold Summerwalk Apartments to an unrelated third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $11,944,000 for the three months ended March 31, 2004, as a result of this sale and this amount is included in gain on sale of discontinued
operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $802,000 and income of approximately $108,000 for the three months ended March 31, 2004 and 2003, respectively, including revenues of approximately $51,000 and $575,000, respectively, are included in loss and income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the three months ended March 31, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

The Partnership's loss from continuing operations for the three months ended March 31, 2004 was approximately $142,000, compared to a loss from continuing operations of approximately $274,000 for the three months ended March 31, 2003. The decrease in loss from continuing operations is due to both an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to a slight increase in rental income and an increase in other income. Rental income increased due to an increase in occupancy at both of the partnership's investment properties partially offset by a decrease in the average rental rates at both of the partnership's investment properties and an increase in concessions at Lakeside Apartments. The increase in other income is primarily attributable to Lakeside Apartments now submetering utilities to residents.

Total expenses decreased due to decreases in operating, general and administrative, depreciation and interest expenses slightly offset by an increase in property tax expense. Operating expense decreased due to a decrease in maintenance expense partially offset by an increase in property expense. Maintenance expense decreased due to a decrease in snow removal at Lakeside Apartments and a decrease in contract services at Pinetree Apartments. Property expense increased due to an increase in salaries and related employee benefits at Pinetree Apartments. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated at both of the Partnership's investment properties during the past twelve months which more than offset depreciation on new improvements and replacements. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which has reduced the average outstanding balance over the past twelve months. The increase in property tax expense is due to an increase in the assessed value by the local taxing authorities at Lakeside Apartments.

General and administrative expenses decreased for the three months ended March 31, 2004 due to the decrease in non-accountable reimbursements paid with distributions from operations. Included in general and administrative expenses are management reimbursements paid to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $964,000 as compared to approximately $564,000 at March 31, 2003. Cash and cash equivalents increased approximately $769,000 from December 31, 2003 due to approximately $13,542,000 and $282,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $13,055,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Summerwalk Apartments and withdrawals from restricted escrows maintained by the mortgage lenders slightly offset by property improvements and replacements. Cash used in financing activities consisted of distributions to the partners, the repayment of the mortgage note payable for Summerwalk Apartments, principal payments made on the mortgages encumbering the Partnership's properties and payments on advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2004, the Partnership repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the three months ended March 31, 2004, amounted to less than $1,000. No amounts were borrowed at any time during the three months ended March 31, 2004 and 2003. Other than cash and cash equivalents, the Partnership Revolver is the Partnership's only unused source of liquidity.

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

Lakeside Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $32,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering and water heater replacements and plumbing fixture upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $281,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pinetree Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $44,000 of capital improvements at Pinetree Apartments consisting primarily of structural improvements, major landscaping and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $77,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership's properties of approximately $27,652,000 is being amortized over varying periods. The mortgages encumbering Lakeside and Pinetree Apartments mature in January 2022 and November 2019, respectively, at which time the mortgages are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                   Three Months Ended   Partnership  Three Months Ended   Partnership
                     March 31, 2004        Unit        March 31, 2003        Unit

Sale (1)                 $ 8,167          $169.79           $ --             $ --
Operations                    --               --              166             3.41
                         $ 8,167          $169.79           $ 166           $ 3.41

(1) Cash from the sale proceeds of Summerwalk Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,266 limited partnership units (the "Units") in the Partnership representing 75.48% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.48% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (previously known as Insignia Properties, L.P.), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                  Current Report on Form 8-K dated January 15, 2004 and filed on January 30, 2004 disclosing the sale of Summerwalk Apartments.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.