Form 10QSB
period 2004-06-30
NATIONAL PROPERTY INVESTORS III
filed 2004-08-13
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         NATIONAL PROPERTY INVESTORS III
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 633
   Receivables and deposits                                                     322
   Other assets                                                                 848
   Investment properties:
       Land                                                  $ 2,592
       Buildings and related personal property                 29,593
                                                               32,185
       Less accumulated depreciation                          (25,561)        6,624
                                                                            $ 8,427
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 220
   Tenant security deposit liabilities                                          202
   Accrued property taxes                                                       727
   Other liabilities                                                            341
   Mortgage notes payable                                                    27,439

Partners' Deficit
   General partner                                            $ (204)
   Limited partners (48,049 units
      issued and outstanding)                                 (20,298)      (20,502)
                                                                            $ 8,427


        See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                         2004          2003          2004        2003
                                                    (Restated)                (Restated)
Revenues:
  Rental income                         $ 1,396       $ 1,497      $ 2,788      $ 2,886
  Other income                              203           144          382          308
     Total revenues                       1,599         1,641        3,170        3,194

Expenses:
  Operating                                 731           660        1,390        1,362
  General and administrative                 54            60          123          153
  Depreciation                              290           338          577          671
  Interest                                  503           518        1,012        1,040
  Property taxes                            186           208          375          385
     Total expenses                       1,764         1,784        3,477        3,611

Loss from continuing operations            (165)         (143)        (307)        (417)
Income (loss) from discontinued
  operations                                 --            75         (802)         183
Gain on sale of discontinued
  operations (Note C)                        68            --       12,012           --

Net (loss) income                        $ (97)        $ (68)      $10,903      $ (234)

Net (loss) income allocated
  to general partner (1%)                $ (1)         $ (1)        $ 109        $ (2)
Net (loss) income allocated
  to limited partners (99%)                 (96)          (67)      10,794         (232)

                                         $ (97)        $ (68)      $10,903      $ (234)
Per limited partnership unit:
  Loss from continuing operations       $ (3.40)      $ (2.96)     $ (6.33)     $ (8.60)
  Income (loss) from discontinued
    operations                               --          1.54       (16.52)        3.77
  Gain on sale of discontinued
    operations                             1.41            --       247.50           --

                                        $ (1.99)      $ (1.42)     $224.65      $ (4.83)
Distributions per limited
  partnership unit                       $ --          $ --        $169.79      $ 3.41

        See Accompanying Notes to Consolidated Financial Statements

                      NATIONAL PROPERTY INVESTORS III
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2003                  48,049      $ (304)     $(22,934)   $(23,238)

Net income for the six months
   ended June 30, 2004                    --          109       10,794      10,903

Distributions to partners                 --           (9)      (8,158)     (8,167)

Partners' deficit at
   June 30, 2004                      48,049      $ (204)     $(20,298)   $(20,502)


        See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     2004         2003
Cash flows from operating activities:
  Net income (loss)                                                 $10,903      $ (234)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation                                                      577          928
      Bad debt                                                           72          129
      Gain on sale of investment property                           (12,012)          --
      Loss on early extinguishment of debt                              715           --
      Amortization of loan costs                                         22           30
      Change in accounts:
        Receivables and deposits                                         62         (277)
        Other assets                                                    (52)         (76)
        Accounts payable                                                 49          (45)
        Tenant security deposit liabilities                             (64)          43
        Accrued property taxes                                          (23)         124
        Due to affiliates                                                (2)          --
        Other liabilities                                                87           94
          Net cash provided by operating activities                     334          716

Cash flows from investing activities:
  Property improvements and replacements                               (231)        (401)
  Net withdrawals from restricted escrows                                14           69
  Net proceeds from sale of investment property                      13,589           --
          Net cash provided by (used in) investing activities        13,372         (332)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (351)        (394)
  Repayment of mortgage note payable                                 (4,642)          82
  Payments on advances from affiliate                                  (108)         (82)
  Distributions to partners                                          (8,167)        (166)
          Net cash used in financing activities                     (13,268)        (560)

Net increase (decrease) in cash and cash equivalents                    438         (176)
Cash and cash equivalents at beginning of period                        195          520
Cash and cash equivalents at end of period                           $ 633        $ 344

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 914       $ 1,160

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   payable                                                           $ 25         $ --

At December 31, 2002, approximately $75,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2003.

        See Accompanying Notes to Consolidated Financial Statements


                      NATIONAL PROPERTY INVESTORS III
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Summerwalk Apartments which sold on January 15, 2004, as income (loss) from discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $164,000 and $213,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $98,000 and $113,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $12,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At June 30, 2004, approximately $1,000 of reimbursements for services was accrued by the Partnership and is included in other liabilities.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $14,000 during the six months ended June 30, 2003, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expenses. There were no such fees for the six months ended June 30, 2004, as no operating distributions were made.

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

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2004, the Partnership repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the six months ended June 30, 2004 and 2003, amounted to less than $1,000. During the six months ended June 30, 2003, the Partnership borrowed and repaid approximately $82,000 under the Partnership Revolver. No amounts were borrowed at any time during the six months ended June 30, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $50,000 and $104,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On January 15, 2004, the Partnership sold Summerwalk Apartments to an unrelated third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $68,000 and $12,012,000 for the three and six months ended June 30, 2004, respectively, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The additional gain of approximately $68,000 recognized during the three months ended June 30, 2004 is due to a reduction in the estimated costs expected to be incurred related to the sale.

The property's operations, a loss of approximately $802,000 and income of approximately $183,000 for the six months ended June 30, 2004 and 2003, respectively, including revenues of approximately $51,000 and $1,170,000, respectively, are included in loss and income from discontinued operations. The property's operations, income of approximately $75,000 for the three months ended June 30, 2003, is included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the six months ended June 30, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's two assets consist of a 568 unit apartment complex known as Lakeside Apartments located in Lisle, Illinois and a 220 unit apartment complex known as Pinetree Apartments located in Charlotte, North Carolina. The following table sets forth the average occupancy for each of the properties for both of the six month periods ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakeside Apartments                           89%        90%
         Lisle, Illinois
      Pinetree Apartments                           96%        85%
         Charlotte, North Carolina

The Managing General Partner attributes the increase in occupancy at Pinetree Apartments to increased marketing efforts by the property's management team over the past year.

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

Results of Operations

The Partnership's net income for the six months ended June 30, 2004 was approximately $10,903,000, as compared to a net loss of approximately $234,000 for the six months ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was approximately $97,000 as compared to a net loss of approximately $68,000 for the three months ended June 30, 2003. The increase in net income for the six months ended June 30, 2004 is due to the recognition of a gain from the sale of Summerwalk Apartments during the six months ended June 30, 2004 and a decrease in loss from continuing operations partially offset by a decrease in income from discontinued operations. The increase in net loss for the three months ended June 30, 2004 is due to an increase in the net loss from continuing operations for this period. The accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Summerwalk Apartments which sold on January 15, 2004, as income from discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

On January 15, 2004, the Partnership sold Summerwalk Apartments to an unrelated third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $68,000 and $12,012,000 for the three and six months ended June 30, 2004, respectively, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The additional gain of approximately $68,000 recognized during the three months ended June 30, 2004 is due to a reduction in the estimated costs expected to be incurred related to the sale. The property's operations, a loss of approximately $802,000 and income of approximately
$183,000 for the six months ended June 30, 2004 and 2003, respectively, including revenues of approximately $51,000 and $1,170,000, respectively, are included in loss and income from discontinued operations. The property's operations, income of approximately $75,000 for the three months ended June 30, 2003, is included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately
$715,000 for the six months ended June 30, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

The Partnership's loss from continuing operations for the six months ended June 30, 2004 was approximately $307,000, compared to a loss from continuing operations of approximately $417,000 for the six months ended June 30, 2003. The decrease in loss from continuing operations is due to a decrease in total expenses offset slightly by a decrease in total revenues. The Partnership's loss from continuing operations for the three months ended June 30, 2004 was approximately $165,000, compared to a loss from continuing operations of approximately $143,000 for the three months ended June 30, 2003. The increase in loss from continuing operations is due to a decrease in total revenues, partially offset by a decrease in total expenses.

The decrease in total revenues for both the three and six months ended June 30, 2004 is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in the average rental rates and an increase in concessions at Lakeside Apartments partially offset by an increase in occupancy at Pinetree Apartments, as discussed above. The increase in other income is primarily attributable to Lakeside Apartments now submetering utilities to residents.

Total expenses for both the three and six months ended June 30, 2004 decreased due to decreases in general and administrative, depreciation, interest and property tax expenses slightly offset by an increase in operating expense.
Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated at both of the Partnership's investment properties during the past twelve months which more than offset depreciation on new improvements and replacements. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which has reduced the average outstanding balance over the past twelve months. The decrease in property tax expense is a result of the tax bill for 2002 which was received and paid during the second quarter of 2003 being higher than had been estimated for at Lakeside Apartments. Upon receipt and payment of the 2002 tax bill in the second quarter, the Partnership revised its estimate of its 2003 liability at Lakeside Apartments which resulted in an increase in property tax expense for the year ended December 31, 2003. The Partnership has based its estimate of the 2004 property expense for Lakeside Apartments upon the actual bill received during the 2003 calendar year. Operating expense increased due to an increase in property expense partially offset by a decrease in maintenance expense. Property expense increased due to an increase in utilities and salaries and related employee benefits at both of the Partnership's investment properties. Maintenance expense decreased due to a decrease in snow removal at Lakeside Apartments and a decrease in contract services at Pinetree Apartments.

General and administrative expenses decreased for both the three and six months ended June 30, 2004 due to the decrease in non-accountable reimbursements paid with distributions from operations. Included in general and administrative expenses are management reimbursements paid to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $633,000 as compared to approximately $344,000 at June 30, 2003. Cash and cash equivalents increased approximately $438,000 from December 31, 2003 due to approximately $13,372,000 and $334,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $13,268,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Summerwalk Apartments and withdrawals from restricted escrows maintained by the mortgage lenders slightly offset by property improvements and replacements. Cash used in financing activities consisted of distributions to the partners, the repayment of the mortgage note payable for Summerwalk Apartments, principal payments made on the mortgages encumbering the Partnership's properties and payments on advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2004, the Partnership repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the six months ended June 30, 2004 and 2003, amounted to less than $1,000. During the six months ended June 30, 2003, the Partnership borrowed and repaid approximately $82,000 under the Partnership Revolver. No amounts were borrowed at any time during the six months ended June 30, 2004. Other than cash and cash equivalents, the Partnership Revolver is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Lakeside Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $167,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering, gutter and water heater replacements, major landscaping, new fitness equipment and plumbing fixture upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $145,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pinetree Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $89,000 of capital improvements at Pinetree Apartments consisting primarily of structural improvements, major landscaping and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $32,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership's properties of approximately $27,439,000 is being amortized over varying periods. The mortgages encumbering Lakeside and Pinetree Apartments mature in January 2022 and November 2019, respectively, at which time the mortgages are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                       Six Months       Per Limited      Six Months       Per Limited
                          Ended         Partnership         Ended         Partnership
                      June 30, 2004        Unit         June 30, 2003        Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,316 limited partnership units (the "Units") in the Partnership representing 75.58% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (previously known as Insignia Properties, L.P.), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

                  None.

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



                                    NATIONAL PROPERTY INVESTORS III


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors III;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of    NPI    Equity
                                    Investments,  Inc.,  equivalent  of  the
                                    chief    financial    officer   of   the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.