Form 10QSB
period 2004-09-30
NATIONAL PROPERTY INVESTORS III
filed 2004-11-15
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 101
   Receivables and deposits                                                      256
   Other assets                                                                  754
   Assets held for sale (Note A)                                               1,521
   Investment property:
       Land                                                   $ 2,093
       Buildings and related personal property                  22,718
                                                                24,811
       Less accumulated depreciation                           (19,749)        5,062
                                                                            $ 7,694
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 123
   Tenant security deposit liabilities                                           149
   Accrued property taxes                                                        515
   Other liabilities                                                             269
   Due to affiliates                                                             208
   Mortgage notes payable                                                     22,867
   Liabilities related to assets held for sale (Note A)                        4,505

Partners' Deficit
   General partner                                             $ (208)
   Limited partners (48,049 units
      issued and outstanding)                                  (20,734)      (20,942)
                                                                            $ 7,694

         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                         2004          2003          2004        2003
                                                    (Restated)                (Restated)
Revenues:
  Rental income                         $ 1,167       $ 1,220      $ 3,395      $ 3,612
  Other income                              145           110          480          364
     Total revenues                       1,312         1,330        3,875        3,976

Expenses:
  Operating                                 461           504        1,517        1,509
  General and administrative                 68            50          191          203
  Depreciation                              240           234          717          736
  Interest                                  417           427        1,255        1,287
  Property taxes                            152           172          495          523
     Total expenses                       1,338         1,387        4,175        4,258

Loss from continuing operations             (26)          (57)        (300)        (282)
(Loss) income from discontinued
  operations                                (55)           86         (890)          77
Gain on sale of discontinued
  operations (Note C)                        --            --       12,012           --

Net (loss) income                        $ (81)        $ 29        $10,822      $ (205)

Net (loss) income allocated
  to general partner (1%)                $ (1)         $ --         $ 108        $ (2)
Net (loss) income allocated
  to limited partners (99%)                 (80)           29       10,714         (203)

                                         $ (81)        $ 29        $10,822      $ (205)
Per limited partnership unit:
  Loss from continuing operations       $ (0.54)      $ (1.16)     $ (6.18)     $ (5.80)
  (Loss) income from discontinued
    operations                            (1.13)         1.77       (18.34)        1.58
  Gain on sale of discontinued
    operations                               --            --       247.50           --

                                        $ (1.67)       $ .61       $222.98      $ (4.22)
Distributions per limited
  partnership unit                      $ 7.40         $ --        $177.19      $ 3.41


         See Accompanying Notes to Consolidated Financial Statements

                       NATIONAL PROPERTY INVESTORS III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2003                  48,049      $ (304)     $(22,934)   $(23,238)

Net income for the nine months
   ended September 30, 2004               --          108       10,714      10,822

Distributions to partners                 --          (12)      (8,514)     (8,526)

Partners' deficit at
   September 30, 2004                 48,049      $ (208)     $(20,734)   $(20,942)

         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                       2004   2003
Cash flows from operating activities:
  Net income (loss)                                                $10,822    $ (205)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation                                                     870      1,333
      Bad debt expense                                                 118        188
      Gain on sale of investment property                          (12,012)        --
      Loss on early extinguishment of debt                             715         --
      Amortization of loan costs                                        31         45
      Change in accounts:
        Receivables and deposits                                        32       (280)
        Other assets                                                   (42)      (157)
        Accounts payable                                               (44)       (25)
        Tenant security deposit liabilities                            (68)        43
        Accrued property taxes                                        (187)         5
        Due to affiliates                                              (60)        18
        Other liabilities                                              109       (133)
          Net cash provided by operating activities                    284        832

Cash flows from investing activities:
  Property improvements and replacements                              (362)      (557)
  Net withdrawals from restricted escrows                               14         64
  Net proceeds from sale of investment property                     13,589         --
          Net cash provided by (used in) investing activities       13,241       (493)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (543)      (602)
  Repayment of mortgage note payable                                (4,642)        --
  Advances received from affiliate                                     200        190
  Payments on advances from affiliate                                 (108)       (82)
  Distributions to partners                                         (8,526)      (166)
          Net cash used in financing activities                    (13,619)      (660)

Net decrease in cash and cash equivalents                              (94)      (321)
Cash and cash equivalents at beginning of period                       195        520
Cash and cash equivalents at end of period                          $ 101      $ 199

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,377    $ 1,750

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                 $ 21       $ 78

At December 31, 2002, approximately $75,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2003.

         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Summerwalk Apartments which sold on January 15, 2004, (see Note C) and Pinetree Apartments which is currently held for sale as income
(loss) from discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Partnership has committed to a plan to sell Pinetree Apartments within one year. In accordance with SFAS No. 144, the assets and liabilities of Pinetree have been classified as held for sale at September 30, 2004. Included in the income (loss) from discontinued operations is a loss of approximately $55,000 and $88,000 for the three and nine months ended September 30, 2004, respectively, and a net loss of approximately $32,000 and $224,000 for the three and nine months ended September 30, 2003, respectively. Included in the loss from discontinued operations for the three and nine months ended September 30, 2004 was revenues of approximately $315,000 and $922,000, respectively. Included in the loss from discontinued operations for the three and nine months ended September 30, 2003 was revenues of approximately $297,000 and $845,000, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $243,000 and $328,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income
(loss) from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $129,000 and $166,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $15,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At September 30, 2004, approximately $7,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $31,000 and $14,000 during the nine months ended September 30, 2004 and 2003, respectively, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expenses.

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

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of:
(i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2004, the Partnership borrowed approximately $200,000 and repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the nine months ended September 30, 2004 and 2003, amounted to approximately $2,000 and less than $1,000, respectively. During the nine months ended September 30, 2003, the Partnership borrowed approximately $190,000 and repaid approximately $82,000 under the Partnership Revolver. At September 30, 2004 approximately $201,000 was owed, including accrued interest, and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $82,000 and $104,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,012,000 for the nine months ended September 30, 2004, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations.

The property's operations, a loss of approximately $802,000 and income of approximately $301,000 for the nine months ended September 30, 2004 and 2003, respectively, including revenues of approximately $51,000 and $1,808,000, respectively, are included in loss and income from discontinued operations. The property's operations, income of approximately $118,000 for the three months ended September 30, 2003, is included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the nine months ended September 30, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's two assets consist of a 568 unit apartment complex known as Lakeside Apartments located in Lisle, Illinois and a 220 unit apartment complex known as Pinetree Apartments located in Charlotte, North Carolina, that is held for sale. The following table sets forth the average occupancy for each of the properties for both of the nine month periods ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakeside Apartments                           91%        92%
         Lisle, Illinois
      Pinetree Apartments                           96%        88%
         Charlotte, North Carolina

The Managing General Partner attributes the increase in occupancy at Pinetree Apartments to increased marketing efforts by the property's management team over the past year.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2004 was approximately $10,822,000, as compared to a net loss of approximately $205,000 for the nine months ended September 30, 2004. The Partnership's net loss for the three months ended September 30, 2004 was approximately $81,000 as compared to net income of approximately $29,000 for the three months ended September 30, 2003. The increase in net income for the nine months ended September 30, 2004 is due to the recognition of a gain from the sale of Summerwalk Apartments during the nine months ended September 30, 2004 partially offset by an increase in losses from both continuing and discontinued operations. The increase in net loss for the three months ended September 30, 2004 is due to a decrease in income from discontinued operations, partially offset by a decrease in loss from continuing operations for this period. The accompanying consolidated statement of operations for the three and nine months ended September 30, 2004 have been restated as of January 1, 2003 to reflect the operations of Summerwalk Apartments which sold on January 15, 2004 and Pinetree Apartments which is currently held for sale, as income (loss) from discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets".

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,012,000 for the nine months ended September 30, 2004, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations.

The properties' operations, a loss of approximately $890,000 and income of approximately $77,000 for the nine months ended September 30, 2004 and 2003, respectively, including revenues of approximately $973,000 and $2,653,000, respectively, are included in loss and income from discontinued operations. The properties' operations, a loss of approximately $55,000 and income of $86,000 for the three months ended September 30, 2004 and 2003, respectively, including revenues of approximately $315,000 and $935,000, respectively, are included in loss and income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the nine months ended September 30, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering Summerwalk Apartments, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

The Partnership's loss from continuing operations for the nine months ended September 30, 2004 was approximately $300,000, compared to a loss from continuing operations of approximately $282,000 for the nine months ended September 30, 2003. The increase in loss from continuing operations is due to a decrease in total revenues offset slightly by a decrease in total expenses. The Partnership's loss from continuing operations for the three months ended September 30, 2004 was approximately $26,000, compared to a loss from continuing operations of approximately $57,000 for the three months ended September 30, 2003. The decrease in loss from continuing operations is due to a decrease in total expenses partially offset by a decrease in total revenues.

The decrease in total revenues for the three and nine months ended September 30, 2004 is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy and the average rental rates and an increase in concessions at Lakeside Apartments. The increase in other income is primarily attributable to Lakeside Apartments now submetering utilities to residents and an increase in lease cancellation fees.

Total expenses for the nine months ended September 30, 2004 decreased due to decreases in general and administrative, depreciation, interest and property tax expenses slightly offset by an increase in operating expense. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated at Lakeside Apartments during the past twelve months which more than offset depreciation on new improvements and replacements. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering Lakeside Apartments, which has reduced the average outstanding balance over the past twelve months. The decrease in property tax expense is a result of the tax bill for 2002, which was received and paid during the second quarter of 2003 being higher than had been estimated for at Lakeside Apartments. Upon receipt and payment of the 2002 tax bill in the second quarter, the Partnership revised its estimate of its 2003 liability, which resulted in an increase in property tax expense for the year ended December 31, 2003. The Partnership has based it estimate of the 2004 property tax expense for Lakeside Apartments upon the actual bill received during the 2003 calendar year. Operating expense increased primarily due to an increase in property expense. Property expense increased due to an increase in utility costs, salaries and related employee benefits at Lakeside Apartments.

Total expenses for the three months ended September 30, 2004 decreased due to the decreases in interest and property tax expenses as discussed above, a decrease in operating expense partially offset by increases in general and administrative and depreciation expenses. Operating expenses decreased for the three months due to a decrease in maintenance costs incurred at Lakeside Apartments. The increase in depreciation expense is due to property improvements and replacements being placed into service over the past twelve months.

General and administrative expense decreased for the nine months ended September 30, 2004 and increased for the three months ended September 30, 2004. The decrease for the nine months is due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. The decrease in these costs is due to the sale of Summerwalk Apartments. The increase for the three months is due to an increase in non-accountable reimbursements paid with distributions from operations. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $101,000 as compared to approximately $199,000 at September 30, 2003. Cash and cash equivalents decreased approximately $94,000 from December 31, 2003 due to approximately $13,619,000 of cash used in financing activities partially offset by approximately $13,241,000 and $284,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of distributions to the partners, the repayment of the mortgage note payable for Summerwalk Apartments, principal payments made on the mortgages encumbering the Partnership's properties and payments on advances received from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. Cash provided by investing activities consisted of net proceeds from the sale of Summerwalk Apartments and withdrawals from restricted escrows maintained by the mortgage lenders slightly offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of:
(i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2004, the Partnership borrowed approximately $200,000 and repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest.

Interest expense during the nine months ended September 30, 2004 and 2003, amounted to approximately $2,000 and less than $1,000, respectively. During the nine months ended September 30, 2003, the Partnership borrowed approximately $190,000 and repaid approximately $82,000 under the Partnership Revolver.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Lakeside Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $250,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering, gutter and water heater replacements, major landscaping, new fitness equipment, plumbing fixture upgrades, and fire safety equipment. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $63,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pinetree Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $133,000 of capital improvements at Pinetree Apartments consisting primarily of structural improvements, appliance and floor covering replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $42,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $22,867,000 is being amortized over 20 years and matures in January 2022, at which time the mortgage is scheduled to be fully amortized. The mortgage indebtedness encumbering Pinetree Apartments of approximately $4,380,000 is included in liabilities related to assets held for sale and is being amortized over 20 years and matures in November 2019, at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                       Nine months      Per Limited      Nine months      Per Limited
                          Ended         Partnership         Ended         Partnership
                   September 30, 2004      Unit      September 30, 2003      Unit

Sale (1)                 $ 8,167          $169.79           $ --             $ --
Operations                   359             7.40              166             3.41
                         $ 8,526          $177.19           $ 166           $ 3.41

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,316 limited partnership units (the "Units") in the Partnership representing 75.58% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (previously known as Insignia Properties, L.P.), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS


            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

 3.5 First Amendment to Partnership Agreement Summerwalk NPI III, L.P., dated January 15, 2004. (1)

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

32.1              Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as exhibits 3.5 and 10.9(a) through (e) to the Registrant's Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.