Form 10KSB
period 2004-12-31
NATIONAL PROPERTY INVESTORS III
filed 2005-03-18
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $5,194,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

National Property Investors III (the "Partnership" or the "Registrant") is a California limited partnership formed on February 1, 1979. The Partnership is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have such extension completed by the end of 2005.

In 1980, during its acquisition phase, the Partnership acquired six existing apartment properties. The Partnership continues to own and operate two of these properties. (See "Item 2. Description of Properties".)

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

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2004 and 2003.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                 Date of
Properties                       Purchase        Type of Ownership            Use

Lakeside Apartments              12/18/80   Fee ownership subject to     Apartment
  Lisle, Illinois                             a first deed of trust      568 units
Pinetree Apartments (1)          07/01/80   Fee ownership subject to     Apartment
  Charlotte, North Carolina                   a first deed of trust (2)  220 units

(1) Classified as assets held for sale as of December 31, 2004. (2) Property is held by a Limited Partnership of which the Partnership owns a 99% interest.

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party for a gross sales price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,012,000 during the year ended December 31, 2004 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the year ended December 31, 2004 due to the write-off of approximately $75,000 in unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. In accordance with Statement of Financial Accounting Standards No. 144, the operations of Summerwalk Apartments, including revenues of approximately $51,000 and $2,407,000 for the years ended December 31, 2004 and 2003, respectively, have been reflected as (loss) income from discontinued operations for the years ended December 31, 2004 and 2003. The Partnership distributed approximately $8,159,000 ($169.79 per limited partnership unit) to its limited partners during January 2004 from the net proceeds received from the sale of Summerwalk Apartments.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis at December 31, 2004.

                         Gross
                       Carrying     Accumulated    Depreciable              Federal
Properties               Value     Depreciation       Life      Method     Tax Basis
                            (in thousands)                              (in thousands)

Lakeside Apartments     $24,872       $19,943       5-40 yrs      S/L       $ 3,851

The gross carrying value, accumulated depreciation and Federal tax basis of Pinetree Apartments, which is classified as assets held for sale as of December 31, 2004 was approximately $7,535,000, $6,105,000 and $1,347,000, respectively.

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership's properties.

                              Principal                                      Principal
                             Balance At     Stated                            Balance
                            December 31,   Interest    Period    Maturity      Due At
Properties                      2004         Rate    Amortized     Date     Maturity (1)
                           (in thousands)                                  (in thousands)

Lakeside Apartments            $22,697       7.09%     20 yrs    01/01/22       $ --

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

The loan encumbering Pinetree Apartments which is included in liabilities related to assets held for sale as of December 31, 2004 was approximately $4,342,000. The loan has a stated interest rate of 7.65%, has an amortization period of 20 years and a maturity date of November 1, 2019.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                   Average Annual              Average Annual
                                    Rental Rates                  Occupancy
                                     (per unit)
 Properties                     2004           2003          2004          2003

 Lakeside Apartments           $ 8,979       $ 9,301         91%           92%
 Pinetree Apartments (1)         5,527         5,522         96%           90%

(1) The Managing General Partner attributes the increase in occupancy at Pinetree Apartments to increased marketing efforts by the property's management team over the past year.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the properties are adequately insured. The properties are both apartment complexes which lease units for terms of one year or less. No individual tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for the properties:

                                         2004            2004
                                       Billing           Rate
                                    (in thousands)

       Lakeside Apartments               $667            6.84%
       Pinetree Apartments                 64            1.36%

Capital Improvements

Lakeside Apartments

The Partnership completed approximately $311,000 in capital expenditures at Lakeside Apartments during the year ended December 31, 2004, consisting primarily of floor covering, gutter and water heater replacements, major landscaping, new fitness equipment, plumbing fixture upgrades and fire safety equipment. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Pinetree Apartments

The Partnership completed approximately $167,000 in capital expenditures at Pinetree Apartments during the year ended December 31, 2004, consisting primarily of structural improvements, appliance and floor covering replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.


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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of the unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Common Equity and Related
            Stockholder Matters

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units ("the Units") aggregating $24,024,500. As of December 31, 2004, the Partnership had 48,049 Units outstanding held by 858 limited partners of record. Affiliates of the Managing General Partner owned 36,316 Units or 75.58% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                       Year Ended       Partnership      Year Ended       Partnership
                    December 31, 2004      Unit       December 31, 2003      Unit

Sale (1)                 $8,167           $169.79           $ --             $ --
Operations                  359              7.40             166             3.41
                         $8,526           $177.19           $ 166           $ 3.41

(1) Cash from the sale proceeds of Summerwalk Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,316 limited partnership units in the Partnership representing 75.58% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $178.35 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

The Partnership recognized net income of approximately $10,845,000 for the year ended December 31, 2004 compared to a net loss of approximately $261,000 for the year ended December 31, 2003. The increase in net income for the year ended December 31, 2004 was due to the recognition of a gain from the sale of Summerwalk Apartments and a decrease in loss from continuing operations partially offset by an increase in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 the accompanying consolidated statement of operations for the year ended December 31, 2003 has been restated to reflect the operations of Pinetree Apartments which is currently held for sale as (loss) income from discontinued operations. The operations of Summerwalk Apartments which sold on January 15, 2004 (see Note F) had previously been presented as discontinued operations for the year ended December 31, 2003. The Partnership has committed to a plan to sell Pinetree Apartments within one year. In accordance with SFAS No. 144, the assets and liabilitites of Pinetree Apartments have been classified as held for sale at December 31, 2004.

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing cost of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,012,000 for the year ended December 31, 2004, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations.

The Partnership recognized a loss from discontinued operations of approximately $867,000 and income of approximately $153,000 for the years ended December 31, 2004 and 2003, respectively, including revenues of approximately $1,275,000 and $3,546,000, respectively. The decrease in income from discontinued operations was due to a decrease in total revenues offset slightly by a decrease in total expenses. The Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the year ended December 31, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering Summerwalk Apartments, which is included in loss from discontinued operations in the accompanying consolidated statements of operations.

The Partnership recognized losses from continuing operations of approximately $300,000 and $414,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in loss from continuing operations for the respective periods was due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income is attributable to a decrease in the average rental rate and occupancy and an increase in concessions at Lakeside Apartments. The increase in other income is primarily attributable to Lakeside Apartments now submetering utilities to residents and an increase in lease cancellation fees.

Total expenses decreased primarily due to decreases in general and administrative, depreciation, interest and property tax expenses slightly offset by an increase in operating expenses. Depreciation expenses decreased due to some property improvements and replacements becoming fully depreciated at Lakeside Apartments during the past twelve months which more than offset the depreciation on new improvements and replacements. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering Lakeside Apartments, which has reduced the average outstanding balance over the past twelve months. The decrease in property tax expense is a result of the tax bill for 2002, which was received and paid during the second quarter of 2003 being higher than had been estimated for Lakeside Apartments. Upon receipt and payment of the 2002 tax bill in the second quarter, the Partnership revised its estimate of its 2003 liability, which resulted in an increase in property tax expense for the year ended December 31, 2003. The Partnership has based its estimate of the 2004 property tax expense for Lakeside Apartments upon the actual bill received during the 2003 calendar year. Operating expenses increased due to increases in property expenses. Property expense increased due to an increase in utility costs, salaries and related employee benefits at Lakeside Apartments.

General and administrative expense decreased due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. The decrease in these costs is due to the sale of Summerwalk Apartments. Also included are non-accountable reimbursements paid with distributions from operations. Cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $291,000 compared to approximately $195,000 at December 31, 2003. Cash and cash equivalents increased approximately $96,000 from December 31, 2003 due to approximately $13,139,000 and $784,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $13,827,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Summerwalk Apartments and withdrawals from restricted escrows maintained by the mortgage lenders slightly offset by property improvements and replacements. Cash used in financing activities consisted of distributions to the partners, the repayment of the mortgage note payable for Summerwalk Apartments, principal payments made on the mortgages encumbering the Partnership's properties and payments on advances received from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $22,697,000 is being amortized over 20 years and matures in January 2022, at which time the mortgage is scheduled to be fully amortized. The mortgage indebtedness encumbering Pinetree Apartments of approximately $4,342,000 is included in liabilities related to assets held for sale and is being amortized over 20 years and matures in November 2019, at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have such extension completed by the end of 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (7.25% at December 31, 2004). The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2004, the Partnership borrowed approximately $200,000 and repaid approximately $108,000 representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during each of the years ended December 31, 2004 and 2003, amounted to approximately $5,000 and $2,000, respectively. The balance payable at December 31, 2004 including accrued interest is approximately $205,000 and is included in due to affiliates in the Partnership's consolidated balance sheet.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                       Year Ended       Partnership      Year Ended       Partnership
                    December 31, 2004      Unit       December 31, 2003      Unit

Sale (1)                 $8,167           $169.79           $ --             $ --
Operations                  359              7.40             166             3.41
                         $8,526           $177.19           $ 166           $ 3.41

(1) Cash from the sale proceeds of Summerwalk Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,316 limited partnership units (the "Units") in the Partnership representing 75.58% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $178.35 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS III


LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
National Property Investors III


We have audited the accompanying consolidated balance sheet of National Property Investors III as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 10, 2005

                         NATIONAL PROPERTY INVESTORS III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                 $ 291
   Receivables and deposits                                                     264
   Other assets                                                                 680
   Assets held for sale (Note A)                                              1,551
   Investment property (Notes C, D and F):
     Land                                                    $ 2,093
     Buildings and related personal property                  22,779
                                                              24,872
     Less accumulated depreciation                           (19,943)         4,929
                                                                            $ 7,715
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 94
   Tenant security deposits payable                                             139
   Accrued property taxes                                                       687
   Other liabilities                                                            323
   Due to affiliates (Note B)                                                   215
   Mortgage note payable (Note C)                                            22,697
   Liabilities related to assets held for sale
     (Note A)                                                                 4,479

Partners' Deficit
   General partner                                           $ (208)
   Limited partners (48,049 units issued and
     outstanding)                                            (20,711)       (20,919)
                                                                            $ 7,715

        See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                                2004          2003
Revenues:                                                                  (Restated)
  Rental income                                               $ 4,551        $ 4,773
  Other income                                                    643            466
      Total revenues                                            5,194          5,239

Expenses:
  Operating                                                     2,012          1,988
  General and administrative                                      236            267
  Depreciation                                                    913            972
  Interest                                                      1,670          1,711
  Property taxes                                                  663            715
      Total expenses                                            5,494          5,653

Loss from continuing operations                                  (300)          (414)
(Loss) income from discontinued operations (Note A)              (867)           153
Gain on sale of discontinued operations (Note F)               12,012             --

Net income (loss) (Note E)                                    $10,845        $ (261)

Net income (loss) allocated to general partner (1%)            $ 108          $ (3)
Net income (loss) allocated to limited partners (99%)          10,737           (258)

                                                              $10,845        $ (261)
Per limited partnership unit:
  Loss from continuing operations                             $ (6.18)       $ (8.53)
  (Loss) income from discontinued operations                   (17.86)          3.16
   Gain on sale of discontinued operations                     247.50             --

Net income (loss) per limited partnership unit                $223.46        $ (5.37)

Distributions per limited partnership unit                    $177.19        $ 3.41

        See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                      Partnership     General     Limited
                                         Units        Partner    Partners      Total

Original capital contributions          48,049          $ 1      $ 24,024     $ 24,025

Partners' deficit at
  December 31, 2002                     48,049        $ (299)    $(22,512)    $(22,811)

Distributions to partners                   --             (2)       (164)        (166)

Net loss for the year ended
  December 31, 2003                         --             (3)       (258)        (261)

Partners' deficit at
  December 31, 2003                     48,049           (304)    (22,934)     (23,238)

Distribution to partners                    --            (12)     (8,514)      (8,526)

Net income for the year ended
  December 31, 2004                         --            108      10,737       10,845

Partners' deficit at
  December 31, 2004                     48,049        $ (208)    $(20,711)    $(20,919)

        See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended
                                                                     December 31,
                                                                      2004      2003
Cash flows from operating activities:
  Net income (loss)                                                $10,845    $ (261)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation                                                   1,064      1,745
      Amortization of loan costs                                        40         60
      Gain on sale of investment property                          (12,012)        --
      Loss on early extinguishment of debt                             715         --
      Bad debt expense                                                 170        239
      Change in accounts:
        Receivables and deposits                                       (24)      (240)
        Other assets                                                    23        (74)
        Accounts payable                                               (66)       (22)
        Tenant security deposit liabilities                            (81)        36
        Accrued property taxes                                           1        112
        Due to affiliates                                              (53)        68
        Other liabilities                                              162       (341)
          Net cash provided by operating activities                    784      1,322

Cash flows from investing activities:
  Property improvements and replacements                              (464)      (800)
  Net withdrawals from restricted escrows                               14         91
  Net proceeds from sale of investment property                     13,589         --
          Net cash provided by (used in) investing activities       13,139       (709)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (751)      (880)
  Repayment of mortgage note payable                                (4,642)        --
  Advances received from affiliate                                     200        190
  Payments on advances from affiliate                                 (108)       (82)
  Distributions to partners                                         (8,526)      (166)
          Net cash used in financing activities                    (13,827)      (938)

Net increase (decrease) in cash and cash equivalents                    96       (325)
Cash and cash equivalents at beginning of year                         195        520
Cash and cash equivalents at end of year                            $ 291      $ 195

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,866    $ 2,501

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
  payable                                                           $ 14       $ --

        See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization

National Property Investors III (the "Partnership) was organized under the Uniform Limited Partnership Laws of California on February 1, 1979 for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500. In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2005, or sooner, in accordance with the terms of the Partnership Agreement. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have such extension completed by the end of 2005. The Partnership commenced operations in the beginning of 1980 and completed its acquisition of apartment properties by the end of 1980. The Partnership operates one apartment property located in the Southeast and one apartment property located in the Midwest.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 the accompanying consolidated statement of operations for the year ended December 31, 2003 has been restated to reflect the operations of Pinetree Apartments which is currently held for sale as (loss) income from discontinued operations. The operations of Summerwalk Apartments which sold on January 15, 2004 (see Note F) had previously been presented as discontinued operations for the year ended December 31, 2003. The Partnership has committed to a plan to sell Pinetree Apartments within one year. In accordance with SFAS No. 144, the assets and liabilities of Pinetree Apartments have been classified as held for sale at December 31, 2004. Included in the (loss) income from discontinued operations are losses of approximately $65,000 and $228,000 for Pinetree
Apartments for the years ended December 31, 2004 and 2003, respectively. Included in the (loss) income from discontinued operations are revenues of approximately $1,224,000 and $1,139,000 for Pinetree Apartments for the years ended December 31, 2004 and 2003, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $287,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits on the consolidated balance sheet. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties

Investment properties consist of one apartment complex, assets held for sale includes one apartment complex, and both are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Advertising Costs

Advertising costs of approximately $102,000 and $210,000 during the years ended December 31, 2004 and 2003, respectively, were charged to expense as incurred and are included in operating expenses and (loss) income from discontinued operations.

Deferred Costs

At December 31, 2004, loan costs of approximately $648,000 are included in other assets in the accompanying consolidated balance sheet and are amortized over the term of the related loan agreement. At December 31, 2004, accumulated amortization is approximately $95,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations and was approximately $33,000 for the years ended December 31, 2004 and 2003. Amortization expense is expected to be approximately $33,000 for each of the years 2005 through 2009. In addition, loan costs and accumulated amortization of approximately $114,000 and $42,000, respectively, are included in assets held for sale in the accompanying consolidated balance sheet at December 31, 2004. Amortization of these loan costs is included in (loss) income from discontinued operations in the accompanying consolidated statements of operations and was approximately $8,000 and $27,000 for the years ended December 31, 2004 and 2003, respectively.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt, at the Partnership's incremental borrowing rate is approximately $24,064,000. The fair value of the Partnership's long term debt of approximately $4,342,000 which is included in liabilities related to assets held for sale, at the Partnership's incremental borrowing rate, is approximately $4,735,000.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $325,000 and $436,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $175,000 and $245,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses, investment property, and assets held for sale. The portion of these reimbursements included in investment property and assets held for sale for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $10,000 and $43,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment property. At December 31, 2004, approximately $10,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $31,000 and $14,000 during the years ended December 31, 2004 and 2003, respectively, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expense.

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

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the rate of 2% per annum (7.25% at December 31, 2004). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2004, the Partnership borrowed approximately $200,000 and repaid approximately $108,000 representing the outstanding principal balance which had been previously borrowed under the Partnership revolver and approximately $2,000 of accrued interest. Interest expense during each of the years ended December 31, 2004 and 2003 amounted to approximately $5,000 and $2,000, respectively. The balance payable at December 31, 2004 including accrued interest is approximately $205,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $91,000 and $104,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,316 limited partnership units (the "Units") in the Partnership representing 75.58% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $178.35 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The principal terms of mortgage note payable are as follows:


                  Principal       Monthly                                Principal
                  Balance At      Payment      Stated                     Balance
                 December 31,    Including    Interest    Maturity        Due At
                     2004         Interest      Rate        Date         Maturity
                       (in thousands)                                 (in thousands)
Properties

Lakeside           $22,697         $ 191        7.09%     01/01/22         $ --

The mortgage note payable encumbering Pinetree Apartments of approximately $4,342,000 is included in liabilities related to assets held for sale. The mortgage note has a stated interest rate of 7.65%, requires monthly payments of principal and interest of approximately $41,000 and has a maturity date of November 1, 2019.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005              $ 709
                               2006                 761
                               2007                 816
                               2008                 876
                               2009                 940
                            Thereafter           18,595
                                                $22,697

Note D - Investment Property and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings        Net Costs
                                                       and Related      Capitalized
                                                        Personal       Subsequent to
Description            Encumbrances         Land        Property        Acquisition
                      (in thousands)                                  (in thousands)

Lakeside                  $22,697         $ 2,087        $15,363          $ 7,422


                 Gross Amount At Which
                        Carried
                  At December 31, 2004
                     (in thousands)

                        Buildings
                       And Related
                        Personal            Accumulated     Date of      Date    Depreciable
Description     Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Lakeside      $ 2,093    $22,779   $24,872    $19,943      1973/1975     12/80    5-40 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                      December 31,
                                                  2004            2003
                                                     (in thousands)
Investment Property
Balance at beginning of year                      $31,929        $40,992
  Property improvements and replacements              478            725
  Investment in property held for sale             (7,535)        (9,788)
Balance at end of year                            $24,872        $31,929

Accumulated Depreciation
Balance at beginning of year                      $24,984        $30,851
  Additions charged to expense                      1,064          1,745
  Investment in property held for sale             (6,105)        (7,612)
Balance at end of year                            $19,943        $24,984

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $24,467,000 and $31,539,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $20,616,000 and $25,750,000, respectively. Pinetree Apartments which is included in assets held for sale at Decmeber 31, 2004, is excluded from the December 31, 2004 schedules. The gross carrying value, accumulated depreciation and Federal tax basis of Pinetree Apartments was approximately $7,535,000, $6,105,000 and $1,347,000 respectively. Summerwalk Apartments, which was sold on January 15, 2004, is excluded from these schedules and is classified as assets held for sale at December 31, 2003 (see "Note F - Disposition of Investment Property"). The gross carrying value, accumulated depreciation and Federal tax basis of Summwerwalk Apartments which was classified as asset held for sale at December 31, 2003 was approximately $9,788,000, $7,612,000, and $2,013,000, respectively.

Note E - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net income (loss) from the consolidated financial statements to the net taxable income (loss) to partners is as follows (in thousands, except per unit data):

                                                December 31,
                                              2004         2003

Net income (loss) as reported               $ 10,845      $ (261)
  Gain on sale of property                       264           --
  Prepaid rent                                   (58)          --
  Depreciation differences                      (106)          62
  Other                                          (13)         (33)
Federal taxable income (loss)               $ 10,932      $ (232)

Federal taxable income (loss) per
  limited partnership unit                  $ 225.25      $ (4.77)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                     2004

Net liabilities as reported                        $(20,919)
  Land and buildings                                   (390)
  Accumulated depreciation                             (771)
  Syndication and distribution costs                  2,727
  Prepaid rent                                           90
  Other                                                 107

Net liabilities - Federal tax basis                $(19,156)

Note F - Disposition of Investment Property

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,012,000 for the year ended December 31, 2004 as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the year ended December 31, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. The property's operations, a loss of approximately $802,000 and income of approximately $381,000 for the years ended December 31, 2004 and 2003, respectively, including revenues of approximately $51,000 and $2,407,000, respectively are included in loss and income from discontinued operations.

Note G - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors III (the "Partnership") has no directors or officers. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. The names, ages, and positions held by the directors and officers of NPI Equity are as follows:

Name                        Age    Position

Harry G. Alcock              42    Director and Executive Vice President
Martha L. Long               45    Director and Senior Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the years ended December 31, 2004 and 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2004, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

AIMCO IPLP, L.P.                              21,566           44.88%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                        14,750           30.70%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $325,000 and $436,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $175,000 and $245,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses, investment property, and assets held for sale. The portion of these reimbursements included in investment property and assets held for sale for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $10,000 and $43,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment property. At December 31, 2004, approximately $10,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $31,000 and $14,000 during the years ended December 31, 2004 and 2003, respectively, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expense.

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

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the rate of 2% per annum (7.25% at December 31, 2004). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2004, the Partnership borrowed approximately $200,000 and repaid approximately $108,000 representing the outstanding principal balance which had been previously borrowed under the Partnership revolver and approximately $2,000 of accrued interest. Interest expense during each of the years ended December 31, 2004 and 2003 amounted to approximately $5,000 and $2,000, respectively. The balance payable at December 31, 2004 including accrued interest is approximately $205,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $91,000 and $104,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,316 limited partnership units (the "Units") in the Partnership representing 75.58% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $178.35 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $37,000 and $45,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $16,000 and $12,000 for 2004 and 2003, respectively.

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


                                    NATIONAL PROPERTY INVESTORS III


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    Date: March 18, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

Date:  March 18, 2005

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

Date:  March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity
                                    Investments, Inc., equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors III (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.