Form 10QSB
period 2005-03-31
NATIONAL PROPERTY INVESTORS III
filed 2005-05-13
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 123
   Receivables and deposits                                                     233
   Other assets                                                                 744
   Assets held for sale (Note A)                                              1,600
   Investment property:
       Land                                                   $ 2,093
       Buildings and related personal property                 22,926
                                                               25,019
       Less accumulated depreciation                          (20,045)        4,974
                                                                            $ 7,674
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 235
   Tenant security deposit liabilities                                          139
   Accrued property taxes                                                       860
   Other liabilities                                                            250
   Due to affiliates                                                            211
   Mortgage note payable                                                     22,525
   Liabilities related to assets held for sale (Note A)                       4,348

Partners' Deficit
   General partner                                             $ (208)
   Limited partners (48,049 units
      issued and outstanding)                                 (20,686)      (20,894)
                                                                            $ 7,674


         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2005           2004
                                                                          (Restated)
Revenues:
   Rental income                                             $ 1,133        $ 1,110
   Other income                                                  173            156
       Total revenues                                          1,306          1,266

Expenses:
   Operating                                                     569            504
   General and administrative                                     46             69
   Depreciation                                                  102            237
   Interest                                                      413            421
   Property taxes                                                174            172
       Total expenses                                          1,304          1,403

Income (loss) from continuing operations                           2           (137)
Income (loss) from discontinued operations                        23           (807)
Gain on sale of discontinued operations (Note C)                  --         11,944

Net income                                                    $ 25          $11,000

Net income allocated to general partner (1%)                  $ --           $ 110
Net income allocated to limited partners (99%)                    25         10,890

                                                              $ 25          $11,000
Per limited partnership unit:
   Income (loss) from continuing operations                  $ 0.04         $ (2.83)
   Income (loss) from discontinued operations                   0.48         (17.08)
   Gain on sale of discontinued operations                        --         246.55

Net income per limited partnership unit                      $ 0.52         $226.64

Distributions per limited partnership unit                    $ --          $169.79


         See Accompanying Notes to Consolidated Financial Statements

                       NATIONAL PROPERTY INVESTORS III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2004                  48,049      $ (208)     $(20,711)   $(20,919)

Net income for the three months
   ended March 31, 2005                   --           --           25          25

Partners' deficit at
   March 31, 2005                     48,049      $ (208)     $(20,686)   $(20,894)

         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2005         2004
Cash flows from operating activities:
  Net income                                                        $ 25       $ 11,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                     102          287
      Amortization of loan costs                                         9           12
      Bad debt expense                                                  49           40
      Gain on sale of investment property                               --      (11,944)
      Loss on early extinguishment of debt                              --          715
      Change in accounts:
        Receivables and deposits                                       (15)          89
        Other assets                                                   (71)        (107)
        Accounts payable                                                38          (52)
        Tenant security deposit liabilities                             (3)         (59)
        Accrued property taxes                                         126          123
        Due to affiliates                                               (4)          (2)
        Other liabilities                                             (100)         180
          Net cash provided by operating activities                    156          282

Cash flows from investing activities:
  Property improvements and replacements                               (98)         (61)
  Net withdrawals from restricted escrows                               --           14
  Net proceeds from sale of investment property                         --       13,589
          Net cash (used in) provided by investing activities          (98)      13,542

Cash flows from financing activities:
  Repayment of mortgage note payable                                    --       (4,642)
  Payments on mortgage notes payable                                  (226)        (138)
  Payments on advances from affiliate                                   --         (108)
  Distributions to partners                                             --       (8,167)
          Net cash used in financing activities                       (226)     (13,055)

Net (decrease) increase in cash and cash equivalents                  (168)         769

Cash and cash equivalents at beginning of period                       291          195
Cash and cash equivalents at end of period                          $ 123        $ 964

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 512        $ 390

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                 $ 117        $ 15

At December 31, 2004, approximately $14,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2005.


         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statements of operations for the three months ended March 31, 2004 have been restated as of January 1, 2004 to reflect the operations of Pinetree Apartments, which is currently held for sale, as income
(loss) from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Partnership has committed to a plan to sell Pinetree Apartments within one year. In accordance with SFAS No. 144, the assets and liabilities of Pinetree have been classified as held for sale at March 31, 2005. Included in the income (loss) from discontinued operations is net income for Pinetree Apartments of approximately $23,000 for the three months ended March 31, 2005 and a net loss for Pinetree Apartments of approximately $5,000 for the three months ended March 31, 2004. Included in the income (loss) from discontinued operations for the three months ended March 31, 2005 and 2004 are revenues for Pinetree Apartments of approximately $299,000 and $304,000, respectively. See Note C - Disposition of Investment Property for information related to Summerwalk Apartments which was sold on January 15, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $80,000 and $85,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $38,000 and $61,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses, investment property and assets held for sale. The portion of these reimbursements included in investment property and assets held for sale for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 for both periods. The construction management service fees are calculated based on a percentage of current year additions to investment property. At March 31, 2005, approximately $3,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the three months ended March 31, 2005 and 2004, as no operating distributions were made.

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

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (7.75% at March 31, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2004, the Partnership repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the three months ended March 31, 2005 and 2004 was approximately $4,000 and less than $1,000, respectively. At March 31, 2005, approximately $208,000 was owed, including accrued interest, and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $53,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $91,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

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

The property's operations, a loss of approximately $802,000 for the three months ended March 31, 2004, including revenues of approximately $51,000, are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the three months ended March 31, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's two assets consist of a 568 unit apartment complex known as Lakeside Apartments located in Lisle, Illinois and a 220 unit apartment complex known as Pinetree Apartments located in Charlotte, North Carolina that is held for sale. The following table sets forth the average occupancy for each of the properties for both of the three month periods ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakeside Apartments                           91%        90%
         Lisle, Illinois
      Pinetree Apartments                           93%        95%
         Charlotte, North Carolina

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $25,000 compared to net income of approximately $11,000,000 for the three months ended March 31, 2004. The decrease in net income is due to the recognition of a gain from the sale of Summerwalk Apartments during the three months ended March 31, 2004 partially offset by an increase in income from continuing and discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 the accompanying consolidated statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Pinetree
Apartments which is currently held for sale as loss from discontinued operations. The operations of Summerwalk Apartments which sold on January 15, 2004 had previously been classified as held for sale for the three months ended March 31, 2004. The Partnership has committed to a plan to sell Pinetree Apartments within one year.

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $11,944,000 for the three months ended March 31, 2004, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a net loss of approximately $802,000 for the three months ended March 31, 2004, including revenues of approximately $51,000 are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the three months ended March 31, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

The Partnership recognized income from discontinued operations of approximately $23,000 and a loss of approximately $807,000 for the three months ended March 31, 2005 and 2004, respectively. Excluding the loss from discontinued operations related to Summerwalk Apartments, discussed above, the loss from discontinued operations for the three months ended March 31, 2004 was approximately $5,000. The increase in income from discontinued operations for the comparable periods is due to a decrease in depreciation expense at Pinetree Apartments since October 1, 2004, when the assets were classified as held for sale.

The Partnership's income from continuing operations for the three months ended March 31, 2005 was approximately $2,000, compared to a net loss from continuing operations of approximately $137,000 for the three months ended March 31, 2004. The increase in income from continuing operations is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income and other income. Rental income increased due to a slight increase in occupancy and in the average rental rate at Lakeside Apartments. The increase in other income is primarily attributable to submetering utilities to residents at Lakeside Apartments which commenced in February 2004.

Total expenses decreased due to decreases in general and administrative, depreciation and interest expenses partially offset by an increase in operating expenses. Property tax expense remained relatively constant during the comparable period. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated at Lakeside Apartments during the past twelve months which more than offset the depreciation on new improvements and replacements. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering Lakeside Apartments, which has reduced the average outstanding balance over the past twelve months. Operating expenses increased due to increases in property, administrative and maintenance expenses. Property expenses increased due to increases in utility costs, salaries and related employee benefits. Administrative expenses increased due to increases in costs related to tenant application processes. Maintenance expenses increased due to an increase in contract services at Lakeside Apartments.

General   and   administrative   expenses   decreased   due  to  a  decrease  in
reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. The decrease in these costs is due to the 2004 sale of Summerwalk Apartments. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $123,000 as compared to approximately $964,000 at March 31, 2004. Cash and cash equivalents decreased approximately $168,000 from December 31, 2004 due to approximately $226,000 and $98,000 of cash used in financing and investing activities, respectively, partially offset by approximately $156,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (7.75% at March 31, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2004, the Partnership repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the three months ended March 31, 2005 and 2004 was approximately $4,000 and less than $1,000, respectively. At March 31, 2005, approximately $208,000 was owed, including accrued interest, and is included in due to affiliates.

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

Lakeside Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $147,000 of capital improvements at Lakeside Apartments consisting primarily of swimming pool upgrades, floor covering and water heater replacements and fire safety equipment. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Pinetree Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $54,000 of capital improvements at Pinetree Apartments consisting primarily of interior decoration and signage and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $22,525,000 is being amortized over 20 years and matures in January 2022, at which time the mortgage is scheduled to be fully amortized. The mortgage indebtedness encumbering Pinetree Apartments of approximately $4,289,000 is included in liabilities related to assets held for sale and is being amortized over 20 years and matures in November 2019, at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have such extension completed by the end of 2005.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands, except per unit data):


                                        Per Limited                       Per Limited
                   Three Months Ended   Partnership  Three Months Ended   Partnership
                     March 31, 2005        Unit        March 31, 2004        Unit

Sale (1)                  $ --             $ --            $ 8,167         $ 169.79

(1) Cash from the sale proceeds of Summerwalk Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds after capital expenditures to permit distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,316 limited partnership units (the "Units") in the Partnership representing 75.58% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $178.35 per Unit. Such offer expires on May 31, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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



                                    NATIONAL PROPERTY INVESTORS III


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: May 13, 2005


                                NATIONAL PROPERTY INVESTORS III

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 13, 2005

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

Date:  May 13, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.