Form 10QSB
period 2005-06-30
NATIONAL PROPERTY INVESTORS III
filed 2005-08-12
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 93
   Receivables and deposits                                                     237
   Other assets                                                                 716
   Assets held for sale (Note A)                                              1,654
   Investment property:
       Land                                                   $ 2,093
       Buildings and related personal property                 23,314
                                                              25,407
       Less accumulated depreciation                          (20,152)        5,255
                                                                            $ 7,955
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 349
   Tenant security deposit liabilities                                          136
   Accrued property taxes                                                       690
   Other liabilities                                                            271
   Due to affiliates (Note B)                                                   643
   Mortgage note payable                                                     22,349
   Liabilities related to assets held for sale (Note A)                       4,321

Partners' Deficit
   General partner                                             $ (207)
   Limited partners (48,049 units
      issued and outstanding)                                 (20,597)      (20,804)
                                                                            $ 7,955

         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                         2005          2004          2005        2004
                                                    (Restated)                (Restated)
Revenues:
  Rental income                         $ 1,172       $ 1,118      $ 2,305      $ 2,228
  Other income                              163           179          336          335
     Total revenues                       1,335         1,297        2,641        2,563

Expenses:
  Operating                                 516           552        1,085        1,056
  General and administrative                 54            54          100          123
  Depreciation                              107           240          209          477
  Interest                                  409           417          822          838
  Property taxes                            169           171          343          343
     Total expenses                       1,255         1,434        2,559        2,837

Income (loss) from continuing
   operations                                80          (137)          82         (274)
Income (loss) from discontinued
  operations                                 10           (28)          33         (835)
Gain on sale of discontinued
  operations (Note C)                        --            68           --       12,012

Net income (loss)                        $ 90          $ (97)       $ 115       $10,903

Net income (loss) allocated
  to general partner (1%)                 $ 1          $ (1)         $ 1         $ 109
Net income (loss) allocated
  to limited partners (99%)                89           (96)         114       10,794

                                         $ 90          $ (97)       $ 115       $10,903
Per limited partnership unit:
  Income (loss) from continuing
     operations                         $ 1.64        $ (2.81)      $ 1.68      $ (5.64)
  Income (loss) from discontinued
    operations                             0.21         (0.13)        0.69       (17.21)
  Gain on sale of discontinued
    operations                               --          0.95           --       247.50
Net income (loss) per limited
 partnership unit                       $ 1.85        $ (1.99)      $ 2.37      $224.65
Distributions per limited
  partnership unit                       $ --          $ --          $ --       $169.79

         See Accompanying Notes to Consolidated Financial Statements

                       NATIONAL PROPERTY INVESTORS III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2004                  48,049      $ (208)     $(20,711)   $(20,919)

Net income for the six months
   ended June 30, 2005                    --            1          114         115

Partners' deficit at
   June 30, 2005                      48,049      $ (207)     $(20,597)   $(20,804)

         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     2005         2004
Cash flows from operating activities:
  Net income                                                         $ 115       $10,903
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Amortization of loan costs                                         19           22
      Depreciation                                                      209          577
      Bad debt expense                                                   63           72
      Gain on sale of investment property                                --      (12,012)
      Loss on early extinguishment of debt                               --          715
      Change in accounts:
        Receivables and deposits                                        (29)          62
        Other assets                                                    (53)         (52)
        Accounts payable                                                (22)          49
        Tenant security deposit liabilities                             (10)         (64)
        Accrued property taxes                                          (27)         (23)
        Due to affiliates                                                10           (2)
        Other liabilities                                               (79)          87
          Net cash provided by operating activities                     196          334

Cash flows from investing activities:
  Property improvements and replacements                               (370)        (231)
  Net withdrawals from restricted escrows                                --           14
  Net proceeds from sale of investment property                          --       13,589
          Net cash (used in) provided by investing activities          (370)      13,372

Cash flows from financing activities:
  Repayment of mortgage note payable                                     --       (4,642)
  Payments on mortgage notes payable                                   (442)        (351)
  Payments on advances from affiliate                                    --         (108)
  Advances from affiliate                                               418           --
  Distributions to partners                                              --       (8,167)
          Net cash used in financing activities                         (24)     (13,268)

Net (decrease) increase in cash and cash equivalents                   (198)         438
Cash and cash equivalents at beginning of period                        291          195
Cash and cash equivalents at end of period                           $ 93         $ 633

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 992        $ 914

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   payable                                                           $ 291        $ 25

At December 31, 2004, approximately $14,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                          NATIONAL PROPERTY INVESTORS III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2004 have been restated as of January 1, 2004 to reflect the operations of Pinetree Apartments, which is currently held for sale, as income (loss) from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Partnership has committed to a plan to sell Pinetree Apartments within one year and is currently under contract with a third party for an August 31, 2005 closing. In accordance with SFAS No. 144, the assets and liabilities of Pinetree Apartments have been classified as held for sale at June 30, 2005. Included in the income (loss) from discontinued operations is net income for Pinetree Apartments of approximately $10,000 and $33,000, respectively, for the three and six months ended June 30, 2005 and net losses of approximately $28,000 and $33,000, respectively, for the three and six months ended June 30, 2004. Included in income from discontinued operations for the three and six months ended June 30, 2005 are revenues for Pinetree Apartments of approximately $287,000 and $586,000, respectively. Included in income from discontinued operations for the three and six months ended June 30, 2004 are revenues for Pinetree Apartments of approximately $302,000 and $606,000, respectively. See Note C - Disposition of Investment Property for information related to Summerwalk Apartments which was sold on January 15, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $162,000 and $164,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $78,000 and $98,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses, investment property and assets held for sale. The portion of these reimbursements included in investment property and assets held for sale for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $5,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment property. At June 30, 2005, approximately $11,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the six months ended June 30, 2005 and 2004, as no operating distributions were made.

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

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (8.25% at June 30, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced the Partnership approximately $418,000 to fund operations at Pinetree Apartments and real estate taxes and capital improvements at Lakeside Apartments. During the six months ended June 30, 2004, the Partnership repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the six months ended June 30, 2005 and 2004 was approximately $10,000 and less than $1,000, respectively. At June 30, 2005, approximately $632,000 was owed, including accrued interest, and is included in due to affiliates. Subsequent to June 30, 2005, the Managing General Partner advanced Lakeside Apartments approximately $209,000 to fund capital improvements.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $82,000 and $91,000 for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $68,000 and $12,012,000 for the three and six months ended June 30, 2004, respectively, as a result of this sale and these amounts are included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The additional gain of approximately $68,000 recognized during the three months ended June 30, 2004 is due to a reduction in the estimated costs expected to be incurred related to the sale.

The property's operations, a loss of approximately $802,000 for the six months ended June 30, 2004 including revenues of approximately $51,000 are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the six months ended June 30, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's two assets consist of a 568 unit apartment complex known as Lakeside Apartments located in Lisle, Illinois and a 220 unit apartment complex known as Pinetree Apartments located in Charlotte, North Carolina that is held for sale. The following table sets forth the average occupancy for each of the properties for both of the six month periods ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakeside Apartments                           91%        89%
         Lisle, Illinois
      Pinetree Apartments                           90%        96%
         Charlotte, North Carolina

The Managing  General  Partner  attributes the decrease in occupancy at Pinetree
Apartments  to  property  management  raising  the  qualifying   conditions  for
prospective tenants in order to attract a more stable tenant population.

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

Results of Operations

The Partnership's net income for the six months ended June 30, 2005 was approximately $115,000 compared to net income of approximately $10,903,000 for the six months ended June 30, 2004. The Partnership's net income for the three months ended June 30, 2005 was approximately $90,000, as compared to a net loss of approximately $97,000 for the three months ended June 30, 2004. The decrease in net income for the six months ended June 30, 2005 is due to the recognition of a gain from the sale of Summerwalk Apartments during the six months ended June 30, 2004 partially offset by an increase in income from continuing and discontinued operations. The decrease in net loss for the three months ended June 30, 2005 is due to a decrease in net loss from continuing and discontinued operations for the period partially offset by the recognition of an additional gain from the sale of Summerwalk Apartments during the three months ended June 30, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 the accompanying consolidated statement of operations for the three and six months ended June 30, 2004 have been restated to reflect the operations of Pinetree Apartments which is currently held for sale as income (loss) from discontinued operations. The operations of Summerwalk Apartments which sold on January 15, 2004 had previously been classified as income (loss) from discontinued operations. The Partnership has committed to a plan to sell Pinetree Apartments within one year and is currently under contract with a third party for an August 31, 2005 closing.

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $68,000 and $12,012,000 for the three and six months ended June 30, 2004, respectively, as a result of this sale and these amounts are included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The additional gain of approximately $68,000 recognized during the three months ended June 30, 2004 is due to a reduction in the estimated costs expected to be incurred related to the sale. The property's operations, a net loss of approximately $802,000 for the six months ended June 30, 2004, including revenues of approximately $51,000 are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the six months ended June 30, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

The Partnership recognized income from discontinued operations of approximately $10,000 and a loss of approximately $28,000 for the three months ended June 30, 2005 and 2004, respectively. The Partnership recognized income from discontinued operations of approximately $33,000 and a loss of approximately $835,000 for the six months ended June 30, 2005 and 2004, respectively. Excluding the loss from discontinued operations related to Summerwalk Apartments, discussed above, the loss from discontinued operations for the three and six months ended June 30, 2004 was approximately $28,000 and $33,000, respectively. The increase in income from discontinued operations for the comparable periods is due to a decrease in depreciation expense at Pinetree Apartments since October 1, 2004, when the assets were classified as held for sale.

The Partnership's income from continuing operations for the six months ended June 30, 2005 was approximately $82,000, compared to a net loss from continuing operations of approximately $274,000 for the six months ended June 30, 2004. The increase in income from continuing operations is due to an increase in total revenues and a decrease in total expenses. The Partnership's income from continuing operations for the three months ended June 30, 2005 was approximately $80,000, compared to a net loss from continuing operations of approximately $137,000 for the three months ended June 30, 2004. The increase in income from continuing operations is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the six months ended June 30, 2005 due to an increase in rental income. Rental income increased due to a slight increase in occupancy and in the average rental rate at Lakeside Apartments. Other income remained relatively constant for the comparable period.

The decrease in total expenses for the six months ended June 30, 2005 is due to a decrease in general and administrative, depreciation and interest expenses partially offset by an increase in operating expense. Property tax expense remained constant for the comparable period. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated at Lakeside Apartments during the past twelve months which more than offset the depreciation on new improvements and replacements. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering Lakeside Apartments, which has reduced the average outstanding balance over the past twelve months. Operating expense increased due to increases in property, administrative and maintenance expenses. Property expenses increased due to increases in utility costs, salaries and related employee benefits.
Administrative expenses increased due to increases in costs related to tenant application processes. Maintenance expenses increased due to an increase in contract services at Lakeside Apartments.

Total revenues increased for the three months ended June 30, 2005 due to an increase in rental income partially offset by a decrease in other income. The increase in rental income is discussed above. The decrease in other income is primarily attributable to a decrease in lease cancellation fees at Lakeside Apartments.

The decrease in total expenses for the three months ended June 30, 2005 is due to a decrease in operating, depreciation and interest expenses. General and administrative and property tax expenses remained relatively constant for the comparable period. The decrease in depreciation and interest expense is discussed above. Operating expense decreased due to decreases in utility costs and salaries and related employee benefits at Lakeside Apartments.

General and administrative expenses decreased for the six months ended June 30, 2005 due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. The decrease in these costs is due to the 2004 sale of Summerwalk Apartments. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $93,000 as compared to approximately $633,000 at June 30, 2004. Cash and cash equivalents decreased approximately $198,000 from December 31, 2004 due to approximately $370,000 and $24,000 of cash used in investing and financing activities, respectively, partially offset by approximately $196,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (8.25% at June 30, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced the Partnership approximately $418,000 to fund operations at Pinetree Apartments and real estate taxes and capital improvements at Lakeside Apartments. During the six months ended June 30, 2004, the Partnership repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the six months ended June 30, 2005 and 2004 was approximately $10,000 and less than $1,000, respectively. At June 30, 2005, approximately $632,000 was owed, including accrued interest, and is included in due to affiliates. Subsequent to June 30, 2005, the Managing General Partner advanced Lakeside Apartments approximately $209,000 to fund capital improvements.

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

Lakeside Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $535,000 of capital improvements at Lakeside Apartments consisting primarily of swimming pool and air conditioning upgrades, floor covering and appliance replacements, fencing, and structural improvements, sprinkle system irrigation and fire safety equipment. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $1,500,000 redevelopment project at Lakeside Apartments of which approximately $346,000 was completed as of June 30, 2005 and is included above. The redevelopment project is to consist of kitchen and bath upgrades, fire sprinkler system, structural improvements and paving work. The project is to be financed from operations and loans from an affiliate of the Managing General Partner and is anticipated to be completed during the first half of 2006. Additional routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Pinetree Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $112,000 of capital improvements at Pinetree Apartments consisting primarily of interior decoration and signage, major landscaping, plumbing upgrades, furniture and fixtures and floor covering replacements. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The routine capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $22,349,000 is being amortized over 20 years and matures in January 2022, at which time the mortgage is scheduled to be fully amortized. The mortgage indebtedness encumbering Pinetree Apartments of approximately $4,248,000 is included in liabilities related to assets held for sale and is being amortized over 20 years and matures in November 2019, at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have such extension completed by the end of 2005.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                    Six Months Ended    Partnership   Six Months Ended    Partnership
                      June 30, 2005        Unit         June 30, 2004        Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,213 limited partnership units (the "Units") in the Partnership representing 77.45% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 12, 2005

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

10.9 (b) First Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated November 25, 2003. (1)

10.9 (c) Second Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated December 15, 2003. (1)

10.9 (d) Third Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated December 18, 2003. (1)

10.9 (e) Fourth Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated January 12, 2004. (1)

10.10(a)          Purchase  and  Sale  Contract  between   National   Pinetree
                  Limited Partnership and Juniper Investment Group, Ltd., dated May 19, 2005.

10.10(b) First Amendment to Purchase and Sale Contract - Pinetree Apartments, dated June 7, 2005.

10.10(c) Second Amendment to Purchase and Sale Contract - Pinetree Apartments, dated July 7, 2005.

10.10 (d)         Third  Amendment  to Purchase  and Sale  Contract - Pinetree
                  Apartments, dated July 26, 2005.

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

Date:  August 12, 2005

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

Date:  August 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                  Exhibit 10.10a


                           PURCHASE AND SALE CONTRACT



                                      AMONG



SHELTER PROPERTIES VI LIMITED PARTNERSHIP, a South Carolina limited partnership (f/k/a Shelter Properties VI); GLEN HOLLOW LIMITED PARTNERSHIP, an Illinois limited partnership (f/k/a Regency Glen Hollow Limited Partnership); MISTY WOODS CPF 19 LIMITED PARTNERSHIP, a Delaware limited partnership; TRIANON, LTD., a North Carolina limited partnership; NATIONAL PINETREE LIMITED PARTNERSHIP, a North Carolina limited partnership; QUAIL WOODS APARTMENT PARTNERS, L.P., a Delaware limited partnership; REDDMAN-OXFORD ASSOCIATES LIMITED PARTNERSHIP, a Maryland limited partnership; NEW SNOWDEN VILLAGE I, L.P., a Delaware limited partnership; AND SNOWDEN VILLAGE ASSOCIATES, L.P., a Delaware limited partnership,


                                   AS SELLERS



                                       AND



                         JUNIPER INVESTMENT GROUP, LTD.,


                           a Texas limited partnership


                                  AS PURCHASER

                                Table of Contents

                                                                            Page


ARTICLE I DEFINED TERMS......................................................1


ARTICLE II PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT.......................8

      2.1   Purchase and Sale................................................8
      2.2   Purchase Price and Deposit.......................................8
      2.3   Escrow Provisions Regarding Deposit..............................8

ARTICLE III FEASIBILITY PERIOD..............................................10

      3.1   Feasibility Period..............................................10
      3.2   Expiration of Feasibility Period................................10
      3.3   Conduct of Investigation........................................11
      3.4   Purchaser Indemnification.......................................11
      3.5   Property Materials..............................................12
      3.6   Property Contracts..............................................13

ARTICLE IV TITLE............................................................13

      4.1   Title Documents.................................................13
      4.2   Survey..........................................................14
      4.3   Objection and Response Process..................................14
      4.4   Permitted Exceptions............................................15
      4.5   Existing Deed of Trust..........................................15
      4.6   Purchaser Financing.............................................16

ARTICLE V CLOSING...........................................................16

      5.1   Closing Date....................................................16
      5.2   Seller Closing Deliveries.......................................16
      5.3   Purchaser Closing Deliveries....................................17
      5.4   Closing Prorations and Adjustments..............................18
      5.5   Post Closing Adjustments........................................23

ARTICLE VI REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER...........24

      6.1   Seller's Representations........................................24
      6.2   AS-IS...........................................................25
      6.3   Survival of Seller's Representations............................26
      6.4   Definition of Seller's Knowledge................................26
      6.5   Representations And Warranties Of Purchaser.....................26

ARTICLE VII OPERATION OF THE PROPERTIES.....................................27

      7.1   Leases and Property Contracts...................................27
      7.2   General Operation of Property...................................28
      7.3   Liens...........................................................28
      7.4   Roof Repairs....................................................28

ARTICLE VIII CONDITIONS PRECEDENT TO CLOSING................................28

      8.1   Purchaser's Conditions to Closing...............................28
      8.2   Sellers' Conditions to Closing..................................29

ARTICLE IX BROKERAGE........................................................30

      9.1   Indemnity.......................................................30
      9.2   Brokers' Commission.............................................31
      9.3   Brokers' Signature Page.........................................31

ARTICLE X DEFAULTS AND REMEDIES.............................................31

      10.1  Purchaser Default...............................................31
      10.2  Seller Default..................................................32

ARTICLE XI RISK OF LOSS OR CASUALTY.........................................33

      11.1  Major Damage....................................................33
      11.2  Minor Damage....................................................33
      11.3  Repairs.........................................................33

ARTICLE XII EMINENT DOMAIN..................................................34

      12.1  Eminent Domain..................................................34

ARTICLE XIII MISCELLANEOUS..................................................34

      13.1  Binding Effect of Contract......................................34
      13.2  Exhibits And Schedules..........................................34
      13.3  Assignability...................................................34
      13.4  Binding Effect..................................................35
      13.5  Captions........................................................35
      13.6  Number And Gender Of Words......................................35
      13.7  Notices.........................................................35
      13.8  Governing Law And Venue.........................................37
      13.9  Entire Agreement................................................37
      13.10 Amendments......................................................38
      13.11 Severability....................................................38
      13.12 Multiple Counterparts/Facsimile Signatures......................38
      13.13 Construction....................................................38
      13.14 Confidentiality.................................................38
      13.15 Time Of The Essence.............................................38
      13.16
            Waiver............................................................38
      13.17 Attorneys' Fees.................................................39
      13.18 Time Periods....................................................39
      13.19 1031 Exchange...................................................39
      13.20 No Personal Liability of Officers, Trustees or Directors of
            Seller's Partners...............................................40
      13.21 No Exclusive Negotiations.......................................40
      13.22 ADA Disclosure..................................................40
      13.23 No Recording....................................................40
      13.24 Relationship of Parties.........................................40
      13.25 Dispute Resolution..............................................40
      13.26 AIMCO Marks.....................................................41
      13.27 Non-Solicitation of Employees...................................41
      13.28 Survival........................................................41
      13.29 Multiple Purchasers.............................................41
      13.30 Sellers' Several Obligations....................................42
      13.31 Obligation to Close on all Properties...........................42

ARTICLE XIV LEAD-BASED PAINT DISCLOSURE.....................................42

      14.1  Disclosure......................................................42
      14.2  Consent Agreement - Pre-1978 Certified..........................42
      14.3  Consent Agreement - Pre-1978-LBP, But No LBP Hazards............43

                                  EXHIBITS LIST

EXHIBIT A-1       LEGAL DESCRIPTION OF CARRIAGE HOUSE....................A-1-1
EXHIBIT A-2       LEGAL DESCRIPTION OF GLEN HOLLOW.......................A-2-1
EXHIBIT A-3       LEGAL DESCRIPTION OF MISTY WOODS.......................A-3-1
EXHIBIT A-4       LEGAL DESCRIPTION OF THE OAKS AT EDGEMONT..............A-4-1
EXHIBIT A-5       LEGAL DESCRIPTION OF PINETREE (NC).....................A-5-1
EXHIBIT A-6       LEGAL DESCRIPTION OF QUAIL WOODS.......................A-6-1
EXHIBIT A-7       LEGAL DESCRIPTION OF REDDMAN'S PIER....................A-7-1
EXHIBIT A-8       LEGAL DESCRIPTION OF SNOWDEN VILLAGE I.................A-8-1
EXHIBIT A-9       LEGAL DESCRIPTION OF SNOWDEN VILLAGE II................A-9-1
EXHIBIT B-1       FORM OF SPECIAL WARRANTY DEED (North Carolina).........B-1-1
EXHIBIT B-2       FORM OF SPECIAL WARRANTY DEED (Virginia)...............B-2-1
EXHIBIT C         FORM OF BILL OF SALE.....................................C-1
EXHIBIT D         GENERAL ASSIGNMENT AND ASSUMPTION........................D-1
EXHIBIT E         ASSIGNMENT AND ASSUMPTION OF LEASES AND
                  SECURITY DEPOSITS........................................E-1
EXHIBIT F         NOTICE TO VENDOR REGARDING TERMINATION
                  OF CONTRACT..............................................F-1
EXHIBIT G         TENANT NOTIFICATION......................................G-1
EXHIBIT H         LEAD-BASED PAINT DISCLOSURE..............................H-1
EXHIBIT I         ASSIGNMENT OF CONSTRUCTION CONTRACT......................I-1
SCHEDULE A        SELLER INFORMATION SCHEDULE.....................Schedule A-1
SCHEDULE 1.1.29   LIST OF EXCLUDED FIXTURES AND TANGIBLE
                  PERSONAL PROPERTY............................Schedule 1.1.29
SCHEDULE 3.5      LIST OF MATERIALS...............................Schedule 3.5

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT (this "Contract") is entered into as of the 19th day of May, 2005 (the "Effective Date"), by the selling parties identified on Schedule A (the "Seller Information Schedule") having an address at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237 (individually a "Seller" and collectively "Sellers"), and Juniper Investment Group, Ltd., a Texas limited partnership, having a principal address at 6750 West Loop South, Suite 850, Bellaire, Texas 77401 ("Purchaser").

      NOW, THEREFORE, in consideration of mutual covenants set forth herein, Sellers and Purchaser hereby agree as follows:

                                    RECITALS

      A.....Each Seller owns the real estate commonly known as and identified by the "Community Name" listed on the Seller Information Schedule and as more particularly described in Exhibits A-1 to A-9 attached hereto and made a part hereof, and the improvements thereon.

      B.....Purchaser  desires to purchase, and each Seller desires to sell, the land, improvements and certain associated property described in this Contract on the terms and conditions set forth below.

                                   ARTICLE I
                                  DEFINED TERMS

      1.1...Unless otherwise defined herein, any term with its initial letter capitalized in this Contract shall have the meaning set forth in this ARTICLE 1.

1.1.1 "ADA" shall have the meaning set forth in Section 13.22.

1.1.2 "Additional Deposit" shall have the meaning set forth in Section 2.2.2.

1.1.3 "AIMCO" means Apartment Investment and Management Company.

1.1.4 "AIMCO Marks" means all words, phrases, slogans, materials, software, proprietary systems, trade secrets, proprietary information and lists, and other intellectual property owned or used by a Seller, its Property Manager, or AIMCO in the marketing, operation or use of a Property (or in the marketing, operation or use of any other properties managed by the Property Manager or owned by AIMCO or an affiliate of either Property Manager or AIMCO).

1.1.5 "Applicable Share" means, a fraction, the numerator of which is the Property's Base Purchase Price set forth on the Seller Information Schedule, and the denominator of which is $62,300,000.00.

1.1.6 [Intentionally left blank.]

1.1.7 [Intentionally left blank.]

1.1.8 [Intentionally left blank.]

1.1.9 [Intentionally left blank.]

1.1.10......"Assumption  Property" means a Property  identified as an Assumption
Property on the Seller Information Schedule. There are no Assumption Properties that are subject to this Contract.

1.1.11......"Base Purchase Price" means the "Base Purchase Price" for a Property set forth on the Seller Information Schedule.

1.1.12......"Broker" shall have the meaning set forth in Section 9.1.

1.1.13......"Business  Day"  means any day other  than a  Saturday  or Sunday or
Federal holiday or legal holiday in the States of Colorado, Texas, North Carolina or Virginia.

1.1.14......"Closing"  means  the  consummation  of the  purchase  and  sale and related transactions contemplated by this Contract in accordance with the terms and conditions of this Contract.

1.1.15......"Closing Date" means the date on which the Closing of the conveyance of the Properties is required to be held pursuant to Section 5.1.

1.1.16......"Code" shall have the meaning set forth in Section 2.3.6.

1.1.17......"Consent  Agreement"  shall have the meaning set forth in Section
14.2.

1.1.18......"Consultants" shall have the meaning set forth in Section 3.1.

1.1.19......"Damage Notice" shall have the meaning set forth in Section 11.1.

1.1.20......"Deed" shall have the meaning set forth in Section 5.2.1.

1.1.21......"Deed  of Trust"  means any deeds of trust  and/or  mortgages  which secure a Note against a Payoff Property.

1.1.22......"Deposit"  means, to the extent actually deposited by Purchaser with
Escrow Agent, the Initial Deposit and the Additional Deposit.

1.1.23......"Escrow Agent" shall have the meaning set forth in Section 2.2.1.

1.1.24......"Excluded  Permits"  means,  with  respect to each  Property,  those
Permits which, under applicable law, are nontransferable and such other Permits, if any, as may be designated as Excluded Permits on the Seller Information Schedule.

1.1.25......"Existing Survey" shall have the meaning set forth in Section 4.2.

1.1.26......"Feasibility  Period" shall have the meaning set forth in Section
3.1.

1.1.27......"FHA " shall have the meaning set forth in Section 13.22.

1.1.28......"Final  Response  Deadline"  shall have the  meaning  set forth in
Section 4.3.

1.1.29......"Fixtures  and Tangible  Personal  Property" means,  with respect to each Property, all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property located on such Property as of the Effective Date and used or usable in connection with the occupation or operation of all or any part of such Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (a) equipment leased by the applicable Seller and the interest of the applicable Seller in any equipment provided to its Property for use, but not owned or leased by such Seller, or (b) property owned or leased by any Tenant or guest, employee or other person furnishing goods or services to such Property, or (c) property and equipment owned by the applicable Seller, which in the ordinary course of business of such Property is not used exclusively for the business, operation or management of such Property, or (d) the property and equipment, if any, expressly identified in Schedule 1.1.29 or listed on the Seller Information Schedule as "Excluded FF&E."

1.1.30......"General  Assignment"  shall have the  meaning  set forth in Section
5.2.3.

1.1.31......"Good Funds" shall have the meaning set forth in Section 2.2.1.

1.1.32......"Improvements"  means all buildings and improvements  located on the
Land corresponding to each Property, taken "as is."

1.1.33......"Initial Deposit" shall have the meaning set forth in Section 2.2.1.

1.1.34......"Land" means, with respect to each Property, the corresponding tract of land described on Exhibits A-1 to A-9, and all rights, privileges and appurtenances pertaining thereto.

1.1.35......"LBP   Report"  means,  with  respect  to  a  Property,  the  report identified on the Seller Information Schedule, prepared by the consultant identified therein with respect to lead-based paint.

1.1.36......"Lease(s)" means, with respect to each Property, the interest of the applicable Seller in and to all leases, subleases and other occupancy contracts, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to such Seller's Property and which are in force as of the Closing Date for the applicable Property.

1.1.37......"Leases  Assignment"  shall  have the  meaning  set forth in Section
5.2.4.

1.1.38......"Lender"  means,  with  respect to each  Property,  those  "Lenders"
identified on the Seller Information Schedule, each of whose servicer, if any, also is identified on the Seller Information Schedule.

1.1.39......"Lender  Fees" means, with respect to each Payoff Property, all fees and expenses (including, without limitation, all prepayment penalties and pay-off fees) imposed or charged by each Lender or its counsel in connection with the Loan Payoff, and, to the extent that the Loan Payoff occurs on a date other than as permitted under the applicable Note and Deed of Trust, any amounts of interest charged by the applicable Lender for the period from the Closing Date to the permitted prepayment date. The exact amount of the Lender Fees shall be determined as of the Closing Date.

1.1.40......"Loan" means the indebtedness owing to Lender evidenced by a Note.

1.1.41......[Intentionally left blank.]

1.1.42......[Intentionally left blank.]

1.1.43......[Intentionally left blank.]

1.1.44......[Intentionally left blank.]

1.1.45......"Loan Payoff" shall have the meaning set forth in Section 5.4.7.

1.1.46......"Losses" shall have the meaning set forth in Section 3.4.1.

1.1.47......"Materials" shall have the meaning set forth in Section 3.5.

1.1.48......"Miscellaneous   Property  Assets"  means,   with  respect  to  each
Property, all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of a Property and owned by its respective Seller, excluding, however, with respect to each Property (a) receivables, (b) Property Contracts, (c) Leases, (d) Permits, (e) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (f) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (g) utility and similar deposits, (h) insurance or other prepaid items, (i) such Seller's proprietary books and records, or (j) any right, title or interest in or to the AIMCO Marks. The term "Miscellaneous Property Assets" also shall include all of the applicable Seller's rights, if any, in and to the name "Community Name" identified in the Seller Information Schedule as it relates solely to use in connection with the applicable Property (and not with respect to any other property owned or managed by any Seller, Property Manager, AIMCO, or their respective affiliates).

1.1.49......"Note"  means, with respect to each Property, the promissory note(s)
identified in the Seller Information Schedule.

1.1.50......"Objection  Deadline"  shall have the  meaning  set forth in Section
4.3.

1.1.51......"Objection Notice" shall have the meaning set forth in Section 4.3.

1.1.52......"Objections" shall have the meaning set forth in Section 4.3.

1.1.53......"Payoff  Property" means those Properties for which the Loan will be paid  off  at  Closing  and  identified  as a  Payoff  Property  on  the  Seller
Information Schedule. All Properties subject to this Contract are Payoff Properties.

1.1.54......"Permits"  means,  with respect to each  Property,  all licenses and permits granted by any governmental authority having jurisdiction over such Property and required in order to own and operate such Property.

1.1.55......"Permitted  Exceptions"  shall have the meaning set forth in Section
4.4.

1.1.56......"Prohibited  Person"  means  any of the  following:  (a) a person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, Executive Order No. 13224 on Terrorist Financing (effective September 24,
2001) (the "Executive Order"); (b) a person or entity owned or controlled by, or acting for or on behalf of any person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, the Executive Order; (c) a person or entity that is named as a "specially designated national" or "blocked person" on the most current list published by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") at its official website, http://www.treas.gov/offices/enforcement/ofac; (d) a person or entity that is otherwise the target of any economic sanctions program currently administered by OFAC; or (e) a person or entity that is affiliated with any person or entity identified in clause (a), (b), (c) and/or (d) above.

1.1.57......"Property" means (a) the Land and Improvements and all rights of the applicable Seller, if any, in and to all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to such Land and Improvements, (b) the right, if any and only to the extent transferable, of such Seller in the Property Contracts, Leases, Permits (other than Excluded Permits), and the Fixtures and Tangible Personal Property related to such Land and Improvements, and (c) the Miscellaneous Property Assets owned by Seller which are located on such Land and Improvements and used in its operation.

1.1.58......"Property  Contracts"  means,  with  respect to each  Property,  all contracts, agreements, equipment leases, purchase orders, maintenance, service, or utility contracts and similar contracts, excluding Leases, which relate to the ownership, maintenance, construction or repair and/or operation of such Property, but only to the extent assignable by their terms or applicable law (including any contracts that are assignable with the consent of the applicable vendor), and not including (a) any national contracts entered into by the applicable Seller, Property Manager, or AIMCO with respect to the applicable Property (i) which terminate automatically upon transfer of such Property by such Seller, or (ii) which such Seller, in Seller's sole discretion, elects to terminate with respect to such Property effective as of the Closing Date, or (b) any property management contract for such Property. Property Contracts shall not include forward or similar long-term contracts to purchase electricity, natural gas, or other utilities, which contracts shall be "Utility Contracts" governed by the provisions of Section 5.4.12.

1.1.59......"Property  Contracts  Notice"  shall have the  meaning  set forth in
Section 3.6.

1.1.60......"Property  Manager"  means  the  current  property  manager  of each
Property.

1.1.61......"Proration  Schedule"  shall have the  meaning  set forth in Section
5.4.1.

1.1.62......"Purchase Price" shall have the meaning set forth in Section 2.2.

1.1.63......"Records  Disposal  Notice"  shall have the  meaning  set forth in
Section 5.4.13.

1.1.64......"Records  Hold  Period"  shall  have  the  meaning  set  forth  in
Section 5.4.13.

1.1.65......"Regional  Property  Manager" means,  with respect to each Property, the individual identified in the Seller Information Schedule.

1.1.66......"Reinstatement  Notice"  shall have the meaning set forth in Section
8.1.

1.1.67......"Remediation" shall have the meaning set forth in Section 14.2.

1.1.68......"Required  Assignment Consent" shall have the meaning set forth in
Section 3.6.

1.1.69......[Intentionally left blank.]

1.1.70......"Response  Deadline"  shall have the meaning set forth in Section
4.3.

1.1.71......"Response Notice" shall have the meaning set forth in Section 4.3.

1.1.72......"Seller's  Indemnified  Parties"  shall have the meaning set forth in Section 3.4.1.

1.1.73......"Seller Information  Schedule" shall have the meaning set forth in the introductory paragraph.

1.1.74......"Seller's  Property-Related  Files  and  Records"  shall  have the meaning set forth in Section 5.4.13.

1.1.75......"Seller's  Representations"  shall have the  meaning  set forth in
Section 6.1.

1.1.76......"Seller's Representative" means AIMCO.

1.1.77......[Intentionally left blank.]

1.1.78......"Survey" shall have the meaning ascribed thereto in Section 4.2.

1.1.79......"Survival Period" shall have the meaning set forth in Section 6.3.

1.1.80......"Survival Provisions" shall have the meaning set forth in Section
13.28.

1.1.81......"Tax Year" shall have the meaning set forth in Section 5.4.14.3.

1.1.82......"Tenant"  means any person or entity  entitled to occupy any portion of the applicable Property under a Lease.

1.1.83......"Tenant  Deposits" means,  with respect to a Property,  all security deposits, prepaid rentals, cleaning fees and other refundable deposits and fees collected from Tenants, plus any interest accrued thereon, paid by Tenants to the applicable Seller pursuant to its Leases. Tenant Deposits shall not include any non-refundable deposits or fees paid by Tenants to the applicable Seller, either pursuant to the Leases or otherwise.

1.1.84......"Tenant  Security  Deposit Balance" shall have the meaning set forth in Section 5.4.6.2.

1.1.85......"Terminated  Contracts"  shall  have  the  meaning  set  forth  in
Section 3.6.

1.1.86......"Termination  Notice" shall have the meaning set forth in Section
8.1.

1.1.87......"Testing" shall have the meaning set forth in Section 14.2.

1.1.88......"Third-Party   Reports"   means  any   reports,   studies  or  other
information prepared or compiled for Purchaser by any Consultant or other third-party in connection with Purchaser's investigation of a Property.

1.1.89......"Title  Commitment"  shall  have the  meaning  ascribed  thereto  in
Section 4.1.

1.1.90......"Title Documents" shall have the meaning set forth in Section 4.1.

1.1.91......"Title Insurer" shall have the meaning set forth in Section 2.2.1.

1.1.92......"Title Policy" shall have the meaning set forth in Section 4.1.

1.1.93......"Uncollected  Rents"  shall have the meaning set forth in Section
5.4.6.1.

1.1.94......"Utility  Contract " shall have the  meaning set forth in Section
5.4.12.

1.1.95......"Vendor   Terminations"  shall  have  the  meaning  set  forth  in
Section 5.2.5.

                                   ARTICLE II
                 PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT

2.1 Purchase and Sale. Each Seller agrees to sell and convey its Property listed on the Seller Information Schedule to Purchaser and Purchaser agrees to purchase such Property from each Seller, all in accordance with the terms and conditions set forth in this Contract.

2.2 Purchase Price and Deposit. The Base Purchase Price for each Property is set forth in the Seller Information Schedule, and, in the case of a Payoff Property, also shall be reduced by the Lender Fees applicable to such Property (the "Purchase Price"). The Purchase Price for each Property shall be paid as follows:

2.2.1 On or before two (2) Business Days after the Effective Date, Purchaser shall deliver to Stewart Title Guaranty Company, National Title Services, 1980 Post Oak Blvd., Suite 610, Houston, Texas 77056, Attention: Ms. Wendy Howell, Phone 713-625-8136, Fax 713-552-1703 ("Escrow Agent" or "Title Insurer") an initial deposit (the "Initial Deposit") of $375,000.00 by wire transfer of immediately available funds ("Good Funds"). On the Effective Date, $100,000.00 of the Initial Deposit ("$100,000.00 Deposit") shall be nonrefundable to Purchaser, subject only to failure to close pursuant to Sellers' Conditions to Closing in Sections 8.2.4 and 8.2.6, Seller Default in Section 10.2 and
Purchaser's right to terminate in Section 4.3, if Seller delivers Survey or Title that is unmarketable or if an Environmental Report requires the intervention of a regulatory agency. The Initial Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3. The Initial Deposit shall be allocated among the Sellers of the Properties pursuant to the Applicable Share attributable to each of their respective Properties.

2.2.2 On the day that the Feasibility Period expires, Purchaser shall deliver to Escrow Agent an additional deposit (the "Additional Deposit") of $375,000.00 by wire by transfer of Good Funds. The Additional Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3. The Additional Deposit shall be allocated among the Sellers of the Properties pursuant to the Applicable Share attributable to each of their respective Properties.

2.2.3 [Intentionally left blank.]

2.2.4 The balance of the Purchase Price for each Property shall be paid to and received by Escrow Agent by wire transfer of Good Funds no later than 11:00 a.m. (in the time zone in which Escrow Agent is located) on the Closing Date (or such earlier time as required by any Seller's lender).

2.3   Escrow Provisions Regarding Deposit.

2.3.1 Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms of this Contract. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase contracts as Escrow Agent, in its discretion, deems suitable, and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit pursuant to this Contract.

2.3.2 Escrow Agent shall hold the Deposit until the earlier occurrence of (i) the Closing Date, at which time the Deposit shall be applied against the Purchase Price for each Property, or (ii) the date on which Escrow Agent shall be authorized to disburse the Deposit as set forth in Section 2.3.3. The tax identification numbers of the parties shall be furnished to Escrow Agent upon request.

2.3.3 If the Deposit has not been released earlier in accordance with Section 2.3.2, and Purchaser or Seller's Representative makes a written demand upon Escrow Agent for payment of the Deposit, Escrow Agent shall give written notice to the other parties of such demand. If Escrow Agent does not receive a written objection from another party to the proposed payment within 5 Business Days after the giving of such notice, Escrow Agent is hereby authorized to make such payment (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit to Purchaser). If Escrow Agent does receive such written objection within such 5-Business Day period, Escrow Agent shall continue to hold such amount until otherwise directed by written instructions from the parties to this Contract or a final judgment or arbitrator's decision. However, Escrow Agent shall have the right at any time to deposit the Deposit and interest thereon, if any, with a court of competent jurisdiction in the state in which a Property is located. Escrow Agent shall give written notice of such deposit to Seller's Representative and Purchaser. Upon such deposit, Escrow Agent shall be relieved and discharged of all further obligations and responsibilities hereunder. Sellers hereby appoint Seller's Representative to give and receive notices to Escrow Agent regarding the Deposit.

2.3.4 The parties acknowledge that Escrow Agent is acting solely as a stakeholder at their request and for their convenience, that Escrow Agent shall not be deemed to be the agent of any of the parties for any act or omission on its part unless taken or suffered in bad faith in willful disregard of this Contract or involving gross negligence. Sellers and Purchaser jointly and severally shall indemnify and hold Escrow Agent harmless from and against all costs, claims and expenses, including reasonable attorney's fees, incurred in connection with the performance of Escrow Agent's duties hereunder, except with respect to actions or omissions taken or suffered by Escrow Agent in bad faith, in willful disregard of this Contract or involving gross negligence on the part of the Escrow Agent.

2.3.5 The parties shall deliver to Escrow Agent an executed copy of this Contract, which shall constitute the sole instructions to Escrow Agent. Escrow Agent shall execute the signature page for Escrow Agent attached hereto with respect to the provisions of this Section 2.3; provided, however, that (a) Escrow Agent's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Sellers, and the same shall become fully effective upon execution by Purchaser and Sellers, and (b) the signature of Escrow Agent will not be necessary to amend any provision of this Contract other than this Section 2.3.

2.3.6 Escrow Agent, as the person responsible for closing the transaction within the meaning of Section 6045(e)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), shall file all necessary information, reports, returns, and statements regarding the transaction required by the Code including, but not limited to, the tax reports required pursuant to Section 6045 of the Code. Further, Escrow Agent agrees to indemnify and hold Purchaser, Sellers, and their respective attorneys and brokers harmless from and against any Losses resulting from Escrow Agent's failure to file the reports Escrow Agent is required to file pursuant to this section.

2.3.7 The provisions of this Section 2.3 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deeds to Purchaser.

                                  ARTICLE III
                               FEASIBILITY PERIOD

3.1 Feasibility Period. Subject to the terms of Sections 3.3 and 3.4 and the right of Tenants under the Leases, from the Effective Date to and including the date which is 45 days after the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees (collectively, "Consultants") shall have the right from time to time to enter onto the Properties:

3.1.1 To conduct and make any and all customary studies, tests, examinations, inquiries, and inspections, or investigations (collectively, the "Inspections") of or concerning the Properties (including, without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys);

3.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Properties;

3.1.3 To  ascertain   and  confirm  the   suitability   of  the  property  for
Purchaser's intended use of the Properties; and

3.1.4 To review the Materials at Purchaser's sole cost and expense.

3.2 Expiration of Feasibility Period. If the results of any of the matters referred to in Section 3.1 appear unsatisfactory to Purchaser for any reason or if Purchaser elects not to proceed with the transaction contemplated by this Contract for any other reason, or for no reason whatsoever, in Purchaser's sole and absolute discretion, then Purchaser shall have the right to terminate this Contract in its entirety with respect to all Properties (but not in part with respect to less than all Properties) by giving written notice to that effect to Seller's Representative and Escrow Agent on or before 5:00 p.m. (in the time zone in which the Escrow Agent is located) on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Contract shall terminate and be of no further force and effect subject to and except for the Survival Provisions, and, except as otherwise provided in Section 4.3, Escrow Agent shall forthwith return the Initial Deposit, less the $100,000.000 Deposit, to Purchaser (subject to Purchaser's obligation under
Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Initial Deposit). If Purchaser fails to provide Seller's Representative with written notice of termination prior to the expiration of the Feasibility Period in strict accordance with the notice provisions of this Contract, Purchaser's right to terminate under this Section 3.2 shall be permanently waived and this Contract shall remain in full force and effect, the Deposit (including both the Initial Deposit and, when delivered in accordance with Section 2.2.2, the Additional Deposit) shall be non-refundable, and Purchaser's obligation to purchase the
Properties shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in Section 8.1.

3.3 Conduct of Investigation. Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to any Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any Inspections conducted by or for Purchaser. Purchaser shall give notice to the applicable Seller a reasonable time prior to entry onto its Property and shall permit such Seller to have a representative present during all Inspections conducted at its Property. All information made available by any of the Sellers to Purchaser in accordance with this Contract or obtained by Purchaser in the course of its Inspections shall be treated as confidential information by Purchaser, and, prior to the purchase of the Properties by Purchaser, Purchaser shall use its best efforts to prevent its Consultants from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Contract. The provisions of this Section 3.3 shall survive the termination of this Contract, and if not so terminated shall survive (except for the confidentiality provisions of this Section 3.3) the Closing and delivery of the Deeds to Purchaser.

3.4   Purchaser Indemnification.

3.4.1 Purchaser shall indemnify, hold harmless and, if requested by a Seller (in such Seller's sole discretion), defend (with counsel approved by such Seller) such Seller, together with such Seller's affiliates, parent and subsidiary entities, successors, assigns, partners, managers, members, employees, officers, directors, trustees, shareholders, counsel, representatives, agents, Property Manager, Regional Property Manager, and AIMCO (collectively, including such Seller, "Seller's Indemnified Parties"), from and against any and all damages, mechanics' liens, liabilities, penalties, interest, losses, demands, actions, causes of action, claims, costs and expenses (including reasonable attorneys' fees, including the cost of in-house counsel and appeals) (collectively, "Losses") arising from or related to Purchaser's or its Consultant's entry onto such Seller's Property, and any Inspections or other matters performed by Purchaser with respect to such Property during the Feasibility Period or otherwise.

3.4.2 Notwithstanding anything in this Contract to the contrary, Purchaser shall not be permitted to perform any invasive tests on the Property without Seller's prior written consent, which consent may be withheld in Seller's sole discretion. Further, Seller's Representative shall have the right, without limitation, to disapprove any and all entries, surveys, tests (including, without limitation, a Phase II environmental study of its Property), investigations and other matters that in such Seller's Representative's reasonable judgment could result in any injury to its Property or breach of any contract, or expose the applicable Seller to any Losses or violation of applicable law, or otherwise adversely affect such Property or such Seller's interest therein. Purchaser shall use best efforts to minimize disruption to Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by Seller' Representative to any such activity shall be deemed to constitute a waiver by the applicable Seller or assumption of liability or risk by such Seller. Purchaser hereby agrees to restore, at Purchaser's sole cost and expense, each Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this Article
3. Purchaser  shall  maintain and cause its third party  consultants to maintain
(a) casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $1,000,000.00 with respect to property damage, and (b) worker's compensation insurance for all of their respective employees in accordance with the law of the state(s) in which the Properties are located. Purchaser shall deliver proof of the insurance coverage required pursuant to this Section 3.4.2 to Sellers (in the form of a certificate of insurance) prior to the earlier to occur of (i) Purchaser's or Purchaser's Consultants' entry onto any of the Properties, or (ii) the expiration of 5 days after the Effective Date.

3.4.3 The provisions of this Section 3.4 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deeds to Purchaser.

3.5   Property Materials.

3.5.1 Within 10 days after the Effective Date, and to the extent the same exist and are in a Seller's possession or reasonable control (subject to Section 3.5.2), each Seller agrees to make the documents set forth on Schedule 3.5 (the "Materials") relating to its Property available at its Property for review and copying by Purchaser at Purchaser's sole cost and expense. In the alternative, at a Seller's option and within the foregoing 10-day period, such Seller may deliver some or all of its Materials to Purchaser, or make the same available to Purchaser on a secure web site (Purchaser agrees that any item to be delivered by a Seller under this Contract shall be deemed delivered to the extent available to Purchaser on such secured web site). To the extent that Purchaser determines that any of the Materials have not been made available or delivered to Purchaser pursuant to this Section 3.5.1, Purchaser shall notify the applicable Seller and such Seller shall use commercially reasonable efforts to deliver the same to Purchaser within 5 Business Days after such notification is received by such Seller; provided, however, that under no circumstances will the Feasibility Period be extended and Purchaser's sole remedy will be to terminate this Contract pursuant to Section 3.2.

3.5.2 In providing such information and Materials to Purchaser, other than Seller's Representations, each Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded and disclaimed. Any information and Materials provided by any of the Sellers to Purchaser under the terms of this Contract is for informational purposes only and, together with all Third-Party Reports, shall be returned by Purchaser to all applicable Sellers as a condition to return of the Deposit to Purchaser (if Purchaser is otherwise entitled to such Deposit pursuant to the terms of this Contract) if this Contract is terminated for any reason. Purchaser shall not in any way be entitled to rely upon the accuracy of such information and Materials. Purchaser recognizes and agrees that the Materials and other documents and information delivered or made available by Sellers pursuant to this Contract may not be complete or constitute all of such documents which are in a Seller's possession or control, but are those that are readily available to such Seller after reasonable inquiry to ascertain their availability. Purchaser understands that, although each Seller will use commercially reasonable efforts to locate and make available the Materials and other documents required to be delivered or made available by it pursuant to this Contract, Purchaser will not rely on such Materials or other documents as being a complete and accurate source of information with respect to such Seller's Property, and will instead in all instances rely exclusively on its own Inspections and Consultants with respect to all matters which it deems relevant to its decision to acquire, own and operate the Properties.

3.5.3 The provisions of this Section 3.5 shall survive the Closing and delivery of the Deed to Purchaser.

3.6 Property Contracts. On or before the expiration of the Feasibility Period, Purchaser may deliver written notice to each Seller (a "Property Contracts Notice") specifying any Property Contracts of such Seller which Purchaser desires to terminate at the Closing (the "Terminated Contracts"); provided that
(a) the effective date of such termination after Closing shall be subject to the express terms of such Terminated Contracts (and, to the extent that the effective date of termination of any Terminated Contract is after the Closing Date, Purchaser shall be deemed to have assumed all of the applicable Seller's obligations under such Terminated Contract as of the Closing Date), (b) if any such Property Contract cannot by its terms be terminated, it shall be assumed by Purchaser and not be a Terminated Contract, and (c) to the extent that any such Terminated Contract requires payment of a penalty or premium for cancellation, Purchaser shall be solely responsible for the payment of any such cancellation fees or penalties. If Purchaser fails to deliver a Property Contracts Notice to a Seller on or before the expiration of the Feasibility Period, there shall be no Terminated Contracts with respect to such Seller (or its Property) and Purchaser shall assume all Property Contracts of such Seller at the Closing. To the extent that any Property Contract to be assumed by Purchaser (including any Property Contracts that, because of advance notice requirements, will be temporarily assumed by Purchaser pending the effective date of termination after the Closing Date) is assignable but requires the applicable vendor to consent to the assignment or assumption of the Property Contract by the applicable Seller to Purchaser, then, prior to the Closing, Purchaser shall be responsible for obtaining from each applicable vendor a consent (each a "Required Assignment Consent") to the assignment of the Property Contract to Purchaser (and the assumption by Purchaser of all obligations under such Property Contract). If a vendor does not cooperate with Purchaser, Seller shall reasonably assist Purchaser in obtaining such vendor consent so long as Seller does not incur any costs. Purchaser shall indemnify, hold harmless and, if requested by the applicable Seller (in such Seller's sole discretion), defend (with counsel approved by such Seller) such Seller's Indemnified Parties from and against any and all Losses arising from or related to Purchaser's failure to obtain any Required Assignment Consent.

                                   ARTICLE IV
                                      TITLE

4.1 Title Documents. Within 7 calendar days after the Effective Date, each Seller shall cause to be delivered to Purchaser a standard form commitment for title insurance ("Title Commitment") for such Seller's Property in an amount equal to the Property's Base Purchase Price from Title Insurer for an owner's title insurance policy (the "Title Policy") on the most recent standard American Land Title Association form, together with copies of all instruments identified as exceptions therein (together with the Title Commitment, referred to herein as the "Title Documents"). Consistent with local custom, each Seller of a Property located in Virginia shall be responsible only for payment of the basic premium for the Title Policy for its Property, and Purchaser shall be solely responsible for payment of all other costs relating to procurement of the Title Commitment, the Title Policy, and any requested endorsements with respect to each of the Properties located in Virginia, including for "extended" coverage. Consistent with local custom, each Seller of a North Carolina property shall have no liability for payment of any title costs or expenses and Purchaser shall be solely responsible for payment of all costs relating to the procurement of the Title Commitment, the Title Policy (including the basic premium and all other costs) and any requested endorsements with respect to each of the Properties located in North Carolina, including the "extended" coverage.

4.2 Survey. Within 7 calendar days after the Effective Date, each Seller shall deliver to Purchaser or make available at such Seller's Property any existing survey of such Property (the "Existing Survey") which to such Seller's knowledge is in such Seller's possession or reasonable control (subject to Section 3.5.2). Purchaser acknowledges and agrees that delivery of the Existing Survey is subject to Section 3.5.2. To the extent that Purchaser desires that a new survey of a Property be prepared (or that the Existing Survey be updated), Purchaser shall request the same in writing to Seller's Representative no later than 10 calendar days after the Effective Date. Any such new or updated survey shall be delivered to Purchaser. Seller also independently may elect to order a new or updated survey of the Property either before or after the Effective Date (such new or updated survey whether requested by Purchaser or ordered by Seller), together with the Existing Survey, is referred to herein as the "Survey"). Any new or updated survey may be ordered by Seller from the surveyor who prepared the Existing Survey (or from such other surveyor as such Seller determines in its reasonable discretion). Purchaser shall be solely responsible for the cost and expense of the preparation only of any new or updated survey ordered or requested by Purchaser pursuant to the terms of this Section 4.2.

4.3 Objection and Response Process. On or before the date which is 21 calendar days after the Effective Date (the "Objection Deadline"), Purchaser shall, on a Property-by-Property basis, give written notice (the "Objection Notice") to the attorneys for Sellers of any matter set forth in any Title Documents or Surveys which renders the Title or Survey to such Property unmarketable, and, if
Purchaser produces environmental reports on a Property ("Environmental Reports"), any matter set forth in the Environmental Report for such Property requiring the intervention of a regulatory agency (the "Objections"). If Purchaser fails to tender an Objection Notice with respect to a Property on or before the Objection Deadline, Purchaser shall be deemed to have approved and irrevocably waived any objections to any matters covered by the Title Documents and the Survey for such Property and environmental matters regarding such Property. On or before 7 calendar days after the Objection Deadline (the "Response Deadline"), a Seller who has received an Objection Notice may, in such Seller's sole discretion, give Purchaser notice (the "Response Notice") of those Objections which such Seller is willing to cure, if any. Sellers shall be entitled to reasonable adjournments of the Closing Date to cure any Objections applicable to any Seller. If a Seller fails to deliver a Response Notice by the Response Deadline, such Seller shall be deemed to have elected not to cure or otherwise resolve any matter set forth in the Objection Notice. If Purchaser is dissatisfied with any Response Notice, Purchaser may, as its exclusive remedy, elect by written notice given to Seller's Representative on or before 3 business days after the Response Deadline (the "Final Response Deadline") either (a) to accept the Title Documents, Survey and environmental condition of such Property with resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections) and without any reduction or abatement of the Purchase Price, or (b) to terminate this Contract in its entirety regarding all Properties (but not less than all Properties), in which event the Initial Deposit, including the $100,000.00 Deposit, shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Initial Deposit). The $100,000.00 Deposit shall be returned to Purchaser only under the limited conditions stated in this Section 4.3, Sellers' failure to satisfy the Conditions to Closing pursuant to Sections 8.2.4 and 8.2.6 and Seller Default pursuant to Section 10.2. If Purchaser fails to give notice to terminate this Contract on or before the Final Response Deadline, Purchaser shall be deemed to have elected to approve and irrevocably waived any objections to any matters covered by the Title Documents or the Survey applicable to each Property, subject only to resolution, if any, of the Objections as set forth in the Response Notice for such Property (or if no Response Notice is tendered, without any resolution of the Objections).

4.4 Permitted Exceptions. The Deed for each Property delivered pursuant to this Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions":

4.4.1 All matters shown in the Title Documents and the Survey for such Property, other than (a) those Objections, if any, which the applicable Seller has agreed to cure pursuant to the Response Notice under Section 4.3, (b) mechanics' liens and taxes due and payable with respect to the period preceding Closing, (c) the standard exception regarding the rights of parties in possession which shall be limited to those parties in possession pursuant to the Leases, and (d) the standard exception pertaining to taxes which shall be limited to taxes and assessments payable in the year in which the Closing occurs and subsequent taxes and assessments;

4.4.2 All Leases for such Property;

4.4.3 [Intentionally left blank.]

4.4.4 Applicable zoning and governmental regulations and ordinances;

4.4.5 Any defects in or objections to title to such Property, or title exceptions or encumbrances, arising by, through or under Purchaser; and

4.4.6 The terms and conditions of this Contract.

4.5 Existing Deed of Trust. It is understood and agreed that, whether or not Purchaser gives an Objection Notice with respect thereto for a Property, any deeds of trust and/or mortgages which secure a Note (collectively, a "Deed of Trust") shall not be deemed Permitted Exceptions for such Property, whether Purchaser gives further written notice of such or not, and shall, pursuant to
Section 5.4.7, be paid off, satisfied, discharged and/or cured from proceeds of the Purchase Price at Closing, provided that the Lender's Fees due in connection with such Loan Payoff shall be paid by Purchaser. It is further understood and agreed that, provided that Purchaser provides prompt notice to Seller, any tax lien for delinquent property taxes, mechanic's liens for work authorized by the applicable Seller and judgment liens against the applicable Seller shall not be deemed a Permitted Exception, and shall be paid off, satisfied, discharged and/or cured by the applicable Seller at or before Closing.

4.6 Purchaser Financing. Purchaser assumes full responsibility to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.

                                     ARTICLE V
                                     CLOSING

5.1 Closing Date. The Closing shall occur 30 days after the expiration of the Feasibility Period (the "Closing Date") through an escrow with Escrow Agent, whereby the Sellers, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. Notwithstanding the foregoing to the contrary, any Seller shall have the option, by delivering written notice to Purchaser, to extend the Closing Date to the last Business Day of the month in which the Closing Date otherwise would occur pursuant to the preceding sentence, or to such other date (either in the same month or the next) as such Seller reasonably determines is desirable in connection with the Loan Payoff and the exercise of such option shall extend the Closing Date for all Properties. Further, the Closing Date may be extended without penalty at the option of any Seller either (i) to a date not later than 30 days following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by any Seller pursuant to the second sentence of this paragraph) to satisfy any condition to Closing, (ii) such later date as is mutually acceptable to Seller and Purchaser.

  Provided that Purchaser is not in default under the terms of this Contract, Purchaser shall be permitted a one-time, 30-day extension of the Closing Date specified in the first sentence of this Section 5.1 by (i) delivering written notice to Seller no later than 5 business days prior to the scheduled Closing Date, and (ii) simultaneously with such notice to Seller, delivering to Escrow Agent the amount of $100,000.00, which amount when received by Escrow Agent shall be added to the Deposit hereunder, shall be non-refundable (except as otherwise expressly provided herein with respect to the Deposit), and shall be held, credited and disbursed in the same manner as provided hereunder with respect to the Deposit.

5.2 Seller Closing Deliveries. No later than 1 Business Day prior to the Closing Date, each Seller shall, with respect to each Property to be conveyed by such Seller hereunder, deliver to Escrow Agent, each of the following items:

5.2.1 Special Warranty Deed (the "Deed") in the form attached as Exhibit B-1 for Properties located in the state of North Carolina and in the form attached as Exhibit B-2 for the Properties located in Virginia, to Purchaser, subject to the Permitted Exceptions.

5.2.2 A Bill of Sale in the form attached as Exhibit C.

5.2.3 A General Assignment in the form attached as Exhibit D (the "General Assignment").

5.2.4 An Assignment of Leases and Security Deposits in the form attached as Exhibit E (the "Leases Assignment").

5.2.5 A letter in the form attached hereto as Exhibit F prepared by Purchaser and countersigned by such Seller to each of the vendors under the Terminated Contracts informing them of the termination of such Terminated Contract as of the Closing Date (subject to any delay in the effectiveness of such termination pursuant to the express terms of each applicable Terminated Contract) (the "Vendor Terminations").

5.2.6 A closing statement executed by such Seller.

5.2.7 A title affidavit or at such Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to such Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject such Seller to any greater liability, or impose any additional obligations, other than as set forth in this Contract; and

5.2.8 A certification of such Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

5.2.9 Resolutions, certificates of good standing, and such other organizational documents as Title Insurer shall reasonably require evidencing such Seller's authority to consummate this transaction.

5.2.10......If  applicable  pursuant  to  the  provisions  of  Section  7.4,  an assignment of the contracts for the Quail Woods Property referred to in Section 7.4, in the form attached hereto as Exhibit I.

5.3 Purchaser Closing Deliveries. No later than 1 Business Day prior to the Closing Date (except for the balance of the Purchase Price which is to be delivered at the time specified in Section 2.2.4), Purchaser shall deliver to the Escrow Agent (for disbursement to the applicable Seller upon the Closing) the following items with respect to each Property being conveyed at such
Closing:

5.3.1 The full Purchase Price for such Property (with credit for the Allocated Share of the Deposit) plus or minus the adjustments or prorations required by this Contract.

5.3.2 A title affidavit (or at Purchaser's option an indemnity) pertaining to Purchaser's activity on the applicable Property prior to Closing, in the customary form reasonably acceptable to Purchaser, to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Purchaser to any greater liability, or impose any additional obligations, other than as set forth in this Contract.

5.3.3 Any declaration or other statement which may be required to be submitted to the local assessor with respect to the terms of the sale of such Property.

5.3.4 A closing statement executed by Purchaser.

5.3.5 A countersigned counterpart of the General Assignment.

5.3.6 A countersigned counterpart of the Leases Assignment.

5.3.7 Notification letters to all Tenants at such Property prepared and executed by Purchaser in the form attached hereto as Exhibit G.

5.3.8 The Vendor Terminations (Purchaser shall be solely responsible for identifying each of the Terminated Contracts (subject to the terms and conditions of Section 3.6) and addressing and preparing each of the Vendor Terminations for execution by Purchaser and the applicable Seller).

5.3.9 Any cancellation fees or penalties due to any vendor under any Terminated Contract as a result of the termination thereof.

5.3.10......Resolutions,   certificates   of  good  standing,   and  such  other
organizational documents as Title Insurer shall reasonably require evidencing Purchaser's authority to consummate this transaction.

5.3.11......If   applicable  pursuant  to  the  provisions  of  Section  7.4,  a countersigned counterpart of an assignment of the contracts for the Quail Woods Property referred to in Section 7.4, in the form attached hereto as Exhibit I.

5.3.12......With  respect to each Payoff  Property,  the Lender Fees (subject to reduction from the Purchase Price in accordance with Section 2.2).

5.4 Closing Prorations and Adjustments. The prorations set forth in this Section
5.4 shall be on a Property-by-Property basis and not among, or between, Properties, and shall not be allocated on an Applicable Share basis. 5.4.1 General. With respect to each Property, all normal and customarily proratable items, including, without limitation, collected rents, operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, the applicable Seller being charged or credited, as appropriate, for all of the same attributable to the period up to the Closing Date (and credited for any amounts paid by the applicable Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of the same attributable to the period on and after the Closing Date. Each Seller shall prepare a proration schedule (the "Proration Schedule") of the adjustments described in this Section 5.4 prior to Closing. Such adjustments shall be paid by Purchaser to the applicable Seller (if the prorations result in a net credit to such Seller) or by such Seller to Purchaser (if the prorations result in a net credit to Purchaser for such Property), by increasing or reducing the cash to be paid by Purchaser at Closing for such Property.

5.4.2 Operating Expenses.

5.4.2.1.....With  respect to each Property,  all of the operating,  maintenance, taxes (other than real estate taxes, such as rental taxes), and other expenses incurred in operating such Property that such Seller customarily pays, and any other costs incurred in the ordinary course of business for the management and operation of such Property, shall be prorated on an accrual basis. Each Seller shall pay all such expenses that accrue prior to Closing and Purchaser shall pay all such expenses that accrue from and after the Closing Date.

5.4.2.2.....Purchaser  acknowledges that following the Effective Date the Seller of the Quail Woods Property will pursue the capital improvements and maintenance repairs contemplated by Section 7.4. To the extent that any of such repair and installation work is incomplete as of the Closing and the contracts with respect thereto are to be assigned to and assumed by Purchaser as provided in Section 7.4, such Seller agrees to credit to Purchaser at the Closing any amount which remains unpaid and owing to the contractor to whom payment is owed and Purchaser agrees, in conjunction with its assumption of such contracts, to assume the remaining payment obligations owing by such Seller thereunder.

5.4.3 Utilities. With respect to each Property, the final readings and final billings for utilities will be made if possible as of the Closing Date, in which case each Seller shall pay all such bills as of the Closing Date and no proration shall be made at the Closing with respect to utility bills. Otherwise, a proration shall be made based upon the parties' reasonable good faith estimate and a readjustment made within 30 days after the Closing, if necessary. Each Seller shall be entitled to the return of any deposit(s) posted by it with any utility company, and such Seller shall notify each utility company serving its Property to terminate its account, effective as of noon on the Closing Date.

5.4.4 Real Estate Taxes. Any real estate ad valorem or similar taxes for a Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures (assuming payment at the earliest time to allow for the maximum possible discount) for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of such Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year (assuming payment at the earliest time to allow for the maximum possible discount). The proration of real property taxes or installments of assessments shall be final and not subject to re-adjustment after Closing.

5.4.5 Property Contracts. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser; however, operating expenses shall be prorated under Section 5.4.2.

5.4.6 Leases.

5.4.6.1.....With  respect to each  Property,  all collected  rent (whether fixed monthly rentals, additional rentals, escalation rentals, retroactive rentals, operating cost pass-throughs or other sums and charges payable by Tenants under the Leases), income and expenses from any portion of a Property shall be prorated as of the Closing Date (prorated for any partial month). Purchaser shall receive all collected rent and income attributable to dates from and after the Closing Date. Each Seller shall receive all collected rent and income attributable to dates prior to the Closing Date. Notwithstanding the foregoing, no prorations shall be made in relation to either (a) non-delinquent rents which have not been collected as of the Closing Date, or (b) delinquent rents existing, if any, as of the Closing Date (the foregoing (a) and (b) referred to herein as the "Uncollected Rents"). In adjusting for Uncollected Rents, no adjustments shall be made in a Seller's favor for rents which have accrued and are unpaid as of the Closing, but Purchaser shall pay to such Seller such accrued Uncollected Rents as and when collected by Purchaser, except that Purchaser may first apply such collected rents to current rents due to Purchaser. Purchaser agrees to bill Tenants of the Properties for all Uncollected Rents and to take reasonable actions to collect Uncollected Rents. After the Closing, each Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Uncollected Rents owed to such Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant and the delivery of the Leases Assignment shall not constitute a waiver by any Seller of such right; provided, however, that the foregoing right of Seller shall be limited to actions seeking monetary damages and, in no event, shall Seller seek to evict any Tenants in any action to collect Uncollected Rents. Purchaser agrees to cooperate with each Seller in connection with all efforts by such Seller to collect such Uncollected Rents and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to each Seller, within 7 days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Uncollected Rents by such Seller; provided, however, that Purchaser's obligation to cooperate with a Seller pursuant to this sentence shall not obligate Purchaser to commence any legal action with any Tenant, to terminate any Tenant Lease with an existing Tenant, to evict any existing Tenant from a Property or to incur any third party expenses whatsoever.

5.4.6.2.....At Closing, with respect to each Property, Purchaser shall receive a credit against the applicable Purchase Price in an amount equal to the received and unapplied balance of all cash (or cash equivalent) Tenant Deposits, including, but not limited to, security, damage or other refundable deposits or required to be paid by any of the Tenants to secure their respective obligations under the Leases, together, in all cases, with any interest payable to the Tenants thereunder as may be required by their respective Tenant Lease or state law (the "Tenant Security Deposit Balance"). Any cash (or cash equivalents) held by a Seller which constitute the Tenant Security Deposit Balance shall be retained by the applicable Seller in exchange for the foregoing credit against the applicable Purchase Price and shall not be transferred by such Seller pursuant to this Contract (or any of the documents delivered at Closing), but the obligation with respect to the Tenant Security Deposit Balance nonetheless shall be assumed by Purchaser. The Tenant Security Deposit Balance shall not include any non-refundable deposits or fees paid by Tenants to any Seller, either pursuant to the Leases or otherwise.

5.4.6.3.....With  respect to operating expenses,  taxes, utility charges,  other operating cost pass-throughs, retroactive rental escalations, sums or charges payable by Tenants under the Tenant Leases for a Property, to the extent that the applicable Seller has received as of the Closing payments allocable to periods subsequent to Closing, the same shall be properly prorated with an adjustment in favor of Purchaser, and Purchaser shall reserve a credit therefor at Closing for such Property. With respect to any payments received by Purchaser after the Closing allocable to a Seller prior to Closing, Purchaser shall promptly pay the same to the applicable Seller.

5.4.7 Existing Loans. Purchaser acknowledges that Purchaser had the opportunity to assume each Note or to cause prepayment of such Note at Closing (but in either event, Purchaser would pay the Lender Fees pursuant to Section 2.2). Purchaser has elected to cause the debt to be prepaid. Therefore, on the Closing Date, a sufficient amount of the proceeds of the Purchase Price will be used to pay the outstanding principal balance of the applicable Note together with all interest accrued under such Note prior to the Closing Date (the "Loan Payoff"), and Purchaser shall pay all Lender Fees (subject to reduction from the Purchase Price in accordance with Section 2.2). Any existing reserves, impounds and other accounts maintained in connection with the Loan shall be released in Good Funds to the applicable Seller unless credited by Lender against the amount due under the Note.

5.4.8 [Intentionally left blank.]

5.4.9 Insurance. No proration shall be made in relation to insurance premiums and insurance policies will not be assigned to Purchaser.

5.4.10......Employees.  All of each Seller's and each Seller's manager's on-site employees shall have their employment at the applicable Property terminated as of the Closing Date.

5.4.11......Closing  Costs.  With respect to each Property  located in Virginia,
Purchaser shall pay any state, county, grantor, transfer, sales, use, gross receipts or similar taxes, the cost of recording any instruments required to discharge any liens or encumbrances against such Property, any premiums or fees required to be paid by Purchaser with respect to the applicable Title Policy pursuant to Section 4.1, and one-half of the customary closing costs of the Escrow Agent. With respect to each Property located in Virginia, each Seller shall pay the base premium for its Title Policy to the extent required by
Section 4.1, and one-half of the customary closing costs of the Escrow Agent. With respect to each Property located in North Carolina, Purchaser shall pay any sales, use, gross receipts or similar taxes, the cost of recording any instruments required to discharge any liens or encumbrances against such Property, any premiums or fees required to be paid by Purchaser with respect to the applicable Title Policy pursuant to Section 4.1, and one-half of the customary closing costs of the Escrow Agent. With respect to each Property located in North Carolina, each Seller shall pay no costs or expenses in connection with the Title Policy but shall pay the transfer tax or similar taxes and one-half of the customary closing costs of the Escrow Agent.

5.4.12......Utility  Contracts.  No Seller has entered into an agreement for the purchase of electricity, gas or other utility service for its Property or a group of properties (including such Property) (a "Utility Contract").
[Remainder of provision intentionally deleted.]

5.4.13......Possession.  Possession  of each  Property,  subject to the  Leases,
Property Contracts which are not identified as Terminated Contracts during the Feasibility Period (subject to the limitations of Section 3.6), and Permitted
Exceptions, shall be delivered to Purchaser at the Closing upon release from escrow of all items to be delivered by Purchaser pursuant to Section 5.3, including, without limitation, the applicable Purchase Price. To the extent reasonably available to each Seller, originals or copies of its Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, and such Seller's books and records relating to its Property to be conveyed by such Seller (other than proprietary information) (collectively, "Seller's Property-Related Files and Records") regarding the applicable Property shall be made available to Purchaser at such Property after the Closing. Purchaser agrees, for a period of not less than 5 years after the Closing (the "Records Hold Period"), to (a) provide and allow the applicable Seller reasonable access to Seller's Property-Related Files and Records for purposes of inspection and copying thereof, and (b) reasonably maintain and preserve Seller's Property-Related Files and Records. If at any time after the Records Hold Period, Purchaser desires to dispose of any Seller's Property-Related Files and Records, Purchaser must first provide the applicable Seller prior written notice (the "Records Disposal Notice"). Such Seller shall have a period of 30 days after receipt of the Records Disposal Notice to enter the applicable Property (or such other location that such records are then stored) and remove or copy those of Seller's Property-Related Files and Records that such Seller desires to retain. Purchaser agrees (i) to include the covenants of this Section
5.4.13 pertaining to Seller's Property-Related Files and Records in any management contract for each Property (and to bind the manager thereunder to such covenants), and (ii) to bind any future purchaser of such Property to the covenants of this Section 5.4.13 pertaining to Seller's Property-Related Files and Records. Purchaser shall indemnify, hold harmless and, if requested by each Seller (in such Seller's sole discretion), defend (with counsel approved by such Seller) such Seller's Indemnified Parties from and against any and all Losses arising from or related to Purchaser's failure to comply with the provisions of this Section 5.4.13.

5.4.14......Tax  Appeals.  Purchaser  acknowledges that some of the Sellers have filed appeals (each an "Appeal") with respect to real estate ad valorem or other similar property taxes applicable to its Property (the "Property Taxes") as listed on the Seller Information Schedule.

5.4.14.1....If  an Appeal  relates to any Tax Year (defined  below) prior to the
Tax Year in which the Closing occurs, such Seller shall be entitled, in such Seller's sole discretion, to continue to pursue such Appeal after the Closing Date, and, in the event that the Appeal is successful in reducing the amount of Property Taxes payable with respect to any such prior Tax Year, such Seller shall be entitled to the full amount of any rebate, refund or reduction (collectively, a "Refund") resulting from the Appeal. Such Seller shall not be obligated to continue to pursue any Appeal with respect to the Property, including, without limitation, any Appeal that relates to a Tax Year during or after the Tax Year in which Closing occurs.

5.4.14.2....If an Appeal relates to the Tax Year in which Closing occurs,  then, prior to the Closing, such Seller shall notify Purchaser whether Seller desires to continue to process the Appeal from and after the Closing Date. If Seller fails to notify Purchaser of its election to continue the Appeal, such Seller will be deemed to have elected not to continue the Appeal from and after the Closing Date and the provisions of Section 5.4.14.2(b) shall apply.

(a) If such Seller elects to continue the Appeal, then, from and after the Closing Date, such Seller agrees that it will continue, at such Seller's sole cost and expense, to reasonably process the Appeal to conclusion with the applicable taxing authority (including any further appeals which such Seller deems reasonable to pursue). In the event that the Appeal is successful in reducing the amount of Property Taxes payable with respect to the Tax Year in which Closing occurs, then Purchaser and such Seller shall share any Refund on a pro rata basis (in accordance with the number of days in the Tax Year of Closing that each held title to the Property) after first reimbursing such Seller for its actual, reasonable and documented third-party costs (collectively, the "Third-Party Costs") incurred in connection with the Appeal. If Third-Party Costs equal or exceed the amount of the Award, then such Seller shall be entitled to the full amount of the Award.

(b) If such Seller does not elect to continue the Appeal, then, from and after the Closing Date, Purchaser may, as determined in Purchaser's sole discretion, continue, at Purchaser's sole cost and expense, to reasonably process the Appeal to conclusion with the applicable taxing authority (including any further appeals which Purchaser deems reasonable to pursue). In the event that the Appeal is successful in reducing the amount of Property Taxes payable with respect to the Tax Year in which Closing occurs, then Purchaser and such Seller shall share any Refund on a pro rata basis (in accordance with the number of days in the Tax Year of Closing that each held title to the Property) after first reimbursing each of Purchaser and such Seller for their respective Third-Party Costs incurred in connection with the Appeal. If Third-Party Costs equal or exceed the amount of the Award, then the Award shall be applied to such Third-Party Costs on a pro rata basis, with each of Purchaser and such Seller receiving a portion of the Award equal to the product of (i) a fraction, the numerator of which is the respective party's Third-Party Costs, and the denominator of which is the total of both parties' Third-Party Costs, and (ii) the amount of the Award.

5.4.14.3....For  purposes  of this  Section  5.4.14,  "Tax Year" shall mean each
12-month period for which the applicable taxing authority assesses Property Taxes, which may or may not be a calendar year.

5.4.15......Survival.  The  provisions  of this  Section  5.4 shall  survive the
Closing and delivery of the Deed to Purchaser.

5.5 Post Closing Adjustments. In general, and except as provided in this Contract or the Closing Documents, each Seller shall be entitled to all income, and shall pay all expenses, relating to the operation of its Property for the period prior to the Closing Date and Purchaser shall be entitled to all income, and shall pay all expenses, relating to the operation of such Property for the period commencing on and after the Closing Date. Purchaser or a Seller may request that Purchaser and such Seller undertake to re-adjust any item on the Proration Schedule (or any item omitted therefrom) in accordance with the provisions of Section 5.4 of this Contract; provided, however, that neither party shall have any obligation to re-adjust any items for any Property (a) after the expiration of 60 days after Closing, or (b) subject to such 60-day period, unless such items exceed $5,000.00 in magnitude (either individually or in the aggregate) with respect to such Property. The provisions of this Section
5.5 shall survive the Closing and delivery of the Deeds to Purchaser.

                                   ARTICLE VI
            REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER

6.1 Seller's Representations. Except, in all cases, for any fact, information or condition disclosed in the Title Documents, the Permitted Exceptions, the Property Contracts, or the Materials, or which is otherwise known by Purchaser prior to the Closing, each Seller, individually and severally with respect only to itself and its Property, represents and warrants to Purchaser the following (collectively, the "Seller's Representations") as of the Effective Date and as of the Closing Date (provided that Purchaser's remedies if any such Seller's Representations are untrue as of the Closing Date are limited to those set forth in Section 8.1):

6.1.1 Such Seller is duly organized, validly existing and in good standing under the laws of the state of its formation set forth on the Seller Information Schedule; and, subject to Section 8.2.4, has or at the Closing shall have the entity power and authority to sell and convey its Property and to execute the documents to be executed by such Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Contract, and the consummation of the transactions contemplated by this Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which such Seller is a party or by which such Seller is otherwise bound, which conflict, breach or default would have a material adverse affect on such Seller's ability to consummate the transaction contemplated by this Contract or on the Property. Subject to Section 8.2.4, this Contract is a valid, binding and enforceable agreement against such Seller in accordance with its terms;

6.1.2 Other than the Leases, such Seller's Property is not subject to any written lease executed by such Seller or, to such Seller's knowledge, any other possessory interests of any person;

6.1.3 Such Seller is not a "foreign person," as that term is used and defined in the Internal Revenue Code, Section 1445, as amended;

6.1.4 Except as set forth on the Seller Information Schedule and for (a) any actions by such Seller to evict Tenants under its Leases, or (b) any matter covered by Seller's current insurance policy(ies), to such Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against such Seller's Property;

6.1.5 To such Seller's knowledge, such Seller has not received any written notice from a governmental agency of any uncured material violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting such Seller's Property; and

6.1.6 To such Seller's knowledge, such Seller has not received any written notice of any material default by such Seller under any of its Property Contracts that will not be terminated on the Closing Date.

6.2 AS-IS. Except for Seller's Representations, each Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price for each Property and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon, any information provided by Sellers or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Sellers or Broker, including, without limitation, any relating to the value of any Property, the physical or environmental condition of any Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of any Property with any regulation, or any other attribute or matter of or relating to any Property (other than any covenants of title contained in the Deed conveying a Property and Seller's Representations with respect to such Property). Purchaser agrees that Sellers shall not be responsible or liable to Purchaser for any defects, errors or omissions, or on account of any conditions affecting the Properties. Purchaser, its successors and assigns, and anyone claiming by, through or under Purchaser, hereby fully releases each of Seller's Indemnified Parties from, and irrevocably waives its right to maintain, any and all claims and causes of action that it or they may now have or hereafter acquire against any Seller's Indemnified Parties with respect to any and all Losses arising from or related to any defects, errors, omissions or other conditions affecting the Properties. Purchaser represents and warrants that, as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies (including, without limitation, environmental studies and analyses concerning the presence of lead, asbestos, PCBs and radon in and about the Properties), reports, investigations and inspections as it deems appropriate in connection with the Properties. If Sellers provide or have provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Properties, including, without limitation, the offering prepared by Broker, Purchaser and Sellers agree that Sellers have done so or shall do so only for the convenience of the parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against any Seller's Indemnified Parties. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Properties. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Sellers with respect to current and future applicable zoning or building code requirements or the compliance of the Properties with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Properties, the continuation of contracts, continued occupancy levels of the Properties, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, each Seller shall have the right, but not the obligation, to enforce its rights against any and all of its Property occupants, guests or tenants. Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the applicable Deed with or without such tenants in possession and without any allowance or reduction in the applicable Purchase Price under this Contract. Purchaser hereby releases Sellers from any and all claims and liabilities relating to the foregoing matters. The provisions of this Section 6.2 shall survive the Closing and delivery of the Deeds to Purchaser.

6.3 Survival of Seller's Representations. Sellers and Purchaser agree that Seller's Representations shall survive Closing for a period of 6 months (the "Survival Period"). No Seller shall have liability after the Survival Period with respect to any of its Seller's Representations contained herein except to the extent that Purchaser has requested arbitration against such Seller during the Survival Period for breach of any of such Seller's Representations. Each Seller shall be liable only for the breach of its own Seller's Representations. Further, the liability for each Seller for breach of its Seller's
Representations shall be limited to, and capped at, $50,000 for such Seller's Property for which a breach of Seller's Representations occurred, on a Property-by-Property basis if a Seller is selling more than one Property. Such cap on liability shall apply for any individual breach or in the aggregate for all breaches of such Seller's Representations with respect to such Property. Purchaser shall not be entitled to bring any claim for a breach of Seller's Representations unless the claim for damage (either in the aggregate or as to any individual claim) by Purchaser for a Property exceeds $5,000. In the event that a Seller breaches any representation contained in Section 6.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and such Seller shall not have any liability in connection therewith.

6.4 Definition of Seller's Knowledge. Any representations and warranties made "to the knowledge of [such] Seller" shall not be deemed to imply any duty of inquiry. For purposes of this Contract, the term Seller's "knowledge" shall mean and refer only to actual knowledge of the Regional Property Manager of such Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of such Seller, or any affiliate of such Seller, or to impose upon such Regional Property Manager any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Regional Property Manager any individual personal liability.

6.5 Representations And Warranties Of Purchaser. For the purpose of inducing Sellers to enter into this Contract and to consummate the sale and purchase of the Properties in accordance herewith, Purchaser represents and warrants to Sellers the following as of the Effective Date and as of the Closing Date:

6.5.1 Purchaser is a corporation duly organized, validly existing and in good standing under the laws of Texas.

6.5.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary entity power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's partners, directors, officers or members are required to so empower or authorize Purchaser. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Purchaser is a party or by which Purchaser is otherwise bound, which conflict, breach or default would have a material adverse affect on Purchaser's ability to consummate the transaction contemplated by this Contract. This Contract is a valid, binding and enforceable agreement against Purchaser in accordance with its terms.

6.5.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Sellers.

6.5.4 Other than Seller's Representations, Purchaser has not relied on any representation or warranty made by Sellers or any representative of Sellers (including, without limitation, Broker) in connection with this Contract and the acquisition of the Properties.

6.5.5 The Broker and its affiliates do not, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section 13.3, acquires any Property at the Closing), nor has Purchaser or any affiliate of Purchaser granted (as of the Effective Date or the Closing Date) the Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser.

6.5.6 Purchaser is not a Prohibited Person.

6.5.7 To Purchaser's knowledge, none of its investors, affiliates or brokers or other agents (if any), acting or benefiting in any capacity in connection with this Contract is a Prohibited Person.

6.5.8 The funds or other assets Purchaser will transfer to Seller under this Contract are not the property of, or are beneficially owned, directly or indirectly, by a Prohibited Person.

6.5.9 The funds or other assets Purchaser will transfer to Seller under this Contract are not the proceeds of specified unlawful activity as defined by 18 U.S.C. ss. 1956(c)(7).

      The provisions of this Section 6.5 shall survive the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE VII
                           OPERATION OF THE PROPERTIES

7.1 Leases and Property Contracts. During the period of time from the Effective Date to the Closing Date, in the ordinary course of business each Seller may, with respect to its Property, enter into new Property Contracts, new Leases, renew existing Leases or modify, terminate or accept the surrender or forfeiture of any of the Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Lease or Property Contract without first obtaining the written consent of Purchaser; provided, however, each Seller agrees that after the expiration of the Feasibility Period any such new Property Contracts shall be terminable upon thirty (30) days prior written notice, and any new or renewed Leases shall not have a term in excess of 1 year (or such longer period of time for which such Property Contracts or Leases are entered into by such Seller in the ordinary course of its operation of its Property) without the prior written consent of Purchaser, which consent shall not be unreasonably withheld, conditioned or delayed.

7.2 General  Operation of  Property.  Except as  specifically  set forth in this
Article 7, each Seller shall operate its Property after the Effective Date in the ordinary course of business, and except as necessary in such Seller's sole discretion to address (a) any life or safety issue at its Property or (b) any other matter which in such Seller's reasonable discretion materially adversely affects the use, operation or value of such Property, such Seller will not make any material alterations to its Property or remove any material Fixtures and Tangible Personal Property without the prior written consent of Purchaser which consent shall not be unreasonably withheld, denied or delayed.

7.3 Liens. Other than utility easements and temporary construction easements granted by a Seller in the ordinary course of business, each Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to its Property between the Effective Date and the Closing Date (other than Leases and Property Contracts as provided in Section 7.1) unless Purchaser approves such lien or encumbrance, which approval shall not be unreasonably withheld or delayed. If Purchaser approves any such subsequent lien or encumbrance, the same shall be deemed a Permitted Encumbrance for all purposes hereunder.

7.4 Roof Repairs. Seller of the Quail Woods Property has commenced roof repairs on the Quail Woods Property and such Seller agrees to diligently pursue (a) the roof repairs to the Quail Woods Property, and (b) to provide to Purchaser an accounting of actual costs (to the extent available) of the repairs to date not later than 5 Business Days after the expiration of the Feasibility Period. In the event that any of such repairs and/or replacements are not completed on the Closing Date, such Seller shall assign to Purchaser at the Closing, by execution and delivery of the assignment attached hereto as Exhibit I, the contract(s) whose work remains incomplete and Purchaser agrees to assume such contracts and the remaining payment obligations thereunder at the Closing.

                                  ARTICLE VIII
                         CONDITIONS PRECEDENT TO CLOSING

8.1 Purchaser's Conditions to Closing. Subject to the provisions of this Section 8.1, Purchaser's obligation to close under this Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

8.1.1 All of the documents required to be delivered by Sellers to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered;

8.1.2 Each of Seller's Representations shall be true in all material respects as of the Closing Date;

8.1.3 Each Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by such Seller hereunder; and

8.1.4 No Seller nor any of Seller's general partners shall be a debtor in any bankruptcy proceeding nor shall have been in the last 6 months a debtor in any bankruptcy proceeding.

      Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth in this Section 8.1.

      If any condition set forth in Sections 8.1.1, 8.1.2, 8.1.3 or 8.1.4 is not met, Purchaser may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price for any Property, or (b) notify Seller's Representative (a "Termination Notice") in writing of Purchaser's decision to terminate this Contract for the Property for which there was such a failure of condition or default and receive a return of the Allocated Share of the Deposit from the Escrow Agent (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Allocated Share of the Deposit). If Seller's Representative receives a Termination Notice, Seller's Representative may, within 3 Business Days after receiving the Termination Notice, give Purchaser written notice (a "Reinstatement Notice") that Purchaser either must purchase all of the
Properties or terminate this Contract for all of the Properties. Purchaser shall, within 3 Business Days after receiving a Reinstatement Notice, give Seller's Representative written notice of whether it desires to purchase all of the Properties or terminate this Contract in its entirety; Purchaser's failure to provide Seller's Representative with written notice that it desires to terminate this Contract in its entirety shall be deemed Purchaser's decision to purchase all of the Properties.

8.2 Sellers' Conditions to Closing. Without limiting any of the rights of any Seller elsewhere provided for in this Contract, each Seller's obligation to close with respect to conveyance of its Property under this Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

8.2.1 All of the documents and funds required to be delivered by Purchaser to Seller at the Closing pursuant to the terms and conditions hereof shall have been delivered;

8.2.2 Each of the representations, warranties and covenants of Purchaser contained herein shall be true in all material respects as of the Closing Date;

8.2.3 Purchaser shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Purchaser hereunder;

8.2.4 Such Seller shall have received all consents, documentation and approvals necessary to consummate and facilitate the transactions contemplated hereby, including, without limitation, a tax free exchange pursuant to Section 13.19 (and the amendment of such Seller's (or such Seller's affiliates' partnership or other organization documents in connection therewith) (a) from Seller's unaffiliated partners, members, managers, shareholders or directors to the extent required by Seller's (or Seller's affiliates') organizational documents, and (b) as required by law;

8.2.5 [Intentionally left blank]; and

8.2.6 AIMCO shall, directly or indirectly, own more than 50% of the voting interests in each Seller at the time of Closing.

      If any of the foregoing conditions in Sections 8.2.1 through 8.2.5 to a Seller's obligation to close with respect to conveyance of its Property under this Contract are not met, such Seller may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date, (b) terminate this Contract either in its entirety or with respect to its Property, and, if such failure constitutes a default by Purchaser, exercise any of its remedies under
Section 10.1. If a Seller terminates this Contract with respect to its Property, the remaining Sellers may elect either to terminate this Contract or proceed to close the remaining Properties. The termination of this Contract by any Seller pursuant to this Section 8.2 shall be exercised by written notice from Seller's Representative to Purchaser by 12:00 p.m. (of the time zone in which the Escrow Agent is located) of the Closing Date.

      If the condition set forth in Section 8.2.6 has not occurred for any Seller, then this Contract shall terminate in its entirety.

      If the conditions set forth in Section 8.2.4 or Section 8.2.6 have not occurred for any Seller and this Contract is terminated in its entirety, Purchaser shall recover the entire Deposit (subject to Purchaser's obligation under Section 3.5.2 to return all Third-party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit to Purchaser). If the condition set forth in Section 8.2.4 is not met and such Seller terminates this Contract with respect to its Property, Purchaser shall recover the entire Deposit allocated to such Seller and Property pursuant to the Applicable Share attributable to such Property.

                                   ARTICLE IX
                                    BROKERAGE

9.1 Indemnity. New Snowden Village, L.P., a Delaware limited partnership and Snowden Village Associates, L.P., a Delaware limited partnership, severally and individually, represents and warrants to Purchaser that it has dealt exclusively with Cushman & Wakefield, Inc., 1801 K Street, NW Suite 1100, Washington, D.C. 20006, in connection with the sale of Snowden Village I and Snowden Village II. In connection with the sale of the remaining Properties, each of the remaining Sellers, severally and individually, represents and warrants to Purchaser that it has dealt exclusively with Holliday Fenoglio Fowler, L.P., 950 East Paces Ferry Road, Suite 825, Atlanta, GA 30326 (Cushman & Wakefield, Inc. and Holliday Fenoglio Fowler, L.P. are collectively, "Brokers"). Each Seller, severally and individually, and Purchaser each represents and warrants to the other that, other than Brokers, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Contract, and each party agrees to indemnify, hold harmless, and, if requested in the sole and absolute discretion of the indemnitee, defend (with counsel approved by the indemnitee) the other party from and against all Losses relating to brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party. The provisions of this Section 9.1 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deeds to Purchaser.

9.2 Brokers' Commission. If the Closing occurs, New Snowden Village, L.P. and Snowden Village Associates, L.P. each agrees to pay Cushman & Wakefield, Inc. a commission according to the terms of a separate contract. If the Closing occurs, each of the other Sellers agree to pay Holliday Fenoglio Fowler, L.P. a commission according to the terms of a separate contract. Brokers shall not be deemed a party or third party beneficiary of this Contract.

9.3 Brokers' Signature Page. As a condition to each Seller's obligation to pay the commission pursuant to Section 9.2, Brokers shall execute the signature page for Brokers attached hereto solely for purposes of confirming the matters set forth therein; provided, however, that (a) Brokers' signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Sellers, and the same shall become fully effective upon execution by Purchaser and Sellers, and (b) the signature of Brokers will not be necessary to amend any provision of this Contract.

                                   ARTICLE X
                              DEFAULTS AND REMEDIES

10.1 Purchaser Default.  If Purchaser  defaults in its obligations  hereunder to
(a) deliver the Initial Deposit or Additional Deposit (or any other deposit or payment required of Purchaser hereunder), (b) deliver to Sellers the deliveries specified under Section 5.3 on the date required thereunder, or (c) deliver the Purchase Price for each Property at the time required by Section 2.2.4 and close on the purchase of the Properties on the Closing Date, then, immediately and without notice or cure, Purchaser shall forfeit the Deposit, and the Escrow
Agent shall deliver the Allocated Share of the Deposit to each Seller, and neither party shall be obligated to proceed with the purchase and sale of the Properties. If, Purchaser defaults in any of its other representations, warranties or obligations under this Contract, and such default continues for more than 10 days after written notice from Seller's Representative, then Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Allocated Share of the Deposit to each Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. The Deposit is liquidated damages and recourse to the Deposit is, except for Purchaser's indemnity and confidentiality obligations hereunder, Sellers' sole and exclusive remedy for Purchaser's failure to perform its obligation to purchase the Properties or breach of a representation or warranty. Sellers expressly waive the remedies of specific performance and additional damages for such default by Purchaser. SELLERS AND PURCHASER ACKNOWLEDGE THAT SELLERS' DAMAGES WOULD BE DIFFICULT TO DETERMINE, AND THAT THE DEPOSIT IS A REASONABLE ESTIMATE OF SELLERS' DAMAGES RESULTING FROM A DEFAULT BY PURCHASER IN ITS OBLIGATION TO PURCHASE THE PROPERTY. SELLERS AND PURCHASER FURTHER AGREE THAT THIS SECTION
10.1.1 IS INTENDED TO AND DOES LIQUIDATE THE AMOUNT OF DAMAGES DUE SELLERS, AND SHALL BE SELLERS' EXCLUSIVE REMEDY AGAINST PURCHASER, BOTH AT LAW AND IN EQUITY, ARISING FROM OR RELATED TO A BREACH BY PURCHASER OF ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT, OTHER THAN WITH RESPECT TO PURCHASER'S INDEMNITY AND CONFIDENTIALITY OBLIGATIONS HEREUNDER.

10.2 Seller Default. If a Seller, prior to the Closing, defaults in its representations, warranties, covenants, or obligations under this Contract, including to sell its Property as required by this Contract and such default continues for more than 10 days after written notice from Purchaser, then, at Purchaser's election and as Purchaser's sole and exclusive remedy, Purchaser may either (A) seek specific performance of the defaulting Seller's obligations to deliver its Deed pursuant to this Contract (but not damages), or (B) give a Termination Notice to Seller's Representative of Purchaser's decision to terminate this Contract for the Property for which there was such a default and receive a return of the Allocated Share of the Deposit from the Escrow Agent (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Allocated Share of the Deposit). If Seller's Representative receives a Termination Notice, Seller's Representative may, within 3 Business Days after receiving the Termination Notice, give Purchaser a Reinstatement Notice that Purchaser either must purchase all of the Properties or terminate this Contract for all of the Properties. Purchaser shall, within 3 Business Days after receiving a Reinstatement Notice, give Seller's Representative notice of whether it desires to purchase all of the Properties or terminate this Contract in its entirety; Purchaser's failure to provide Seller's Representative notice that it desires to terminate this Contract in its entirety shall be deemed Purchaser's decision to purchase all of the Properties. If this Contract is terminated in whole or in part, Purchaser shall recover the Allocated Share of Deposit for the terminated Properties (subject to Purchaser's obligation under Section 3.5.2 to return all Third Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit) and Purchaser may recover, as its sole recoverable damages (but without limiting its right to receive a refund of the Allocated Share of the Deposit), its direct and actual out-of-pocket expenses and costs (documented by paid invoices to third parties) in connection with the Properties for which this Contract has been terminated, which damages shall not exceed $25,000 per terminated Property. If this Contract is terminated in whole or in part, Purchaser agrees that it shall promptly deliver to each Seller an assignment of all of Purchaser's right, title and interest in and to (together with possession of) all plans, studies, surveys, reports, and other materials paid for with the out-of-pocket expenses reimbursed by Sellers pursuant to the foregoing sentence. SELLERS AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.2 IS INTENDED TO AND DOES LIMIT THE AMOUNT OF DAMAGES DUE PURCHASER AND THE REMEDIES AVAILABLE TO PURCHASER, AND SHALL BE PURCHASER'S EXCLUSIVE REMEDY AGAINST SELLERS, BOTH AT LAW AND IN EQUITY ARISING FROM OR RELATED TO A BREACH BY ANY SELLER OF ITS REPRESENTATIONS, WARRANTIES, OR COVENANTS OR ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT. UNDER NO CIRCUMSTANCES MAY PURCHASER SEEK OR BE ENTITLED TO RECOVER ANY SPECIAL, CONSEQUENTIAL, PUNITIVE, SPECULATIVE OR INDIRECT DAMAGES, ALL OF WHICH PURCHASER SPECIFICALLY WAIVES, FROM SELLERS FOR ANY BREACH BY A SELLER, OF ITS REPRESENTATIONS, WARRANTIES OR COVENANTS OR ITS OBLIGATIONS UNDER THIS CONTRACT. PURCHASER SPECIFICALLY WAIVES THE RIGHT TO FILE ANY LIS PENDENS OR ANY LIEN AGAINST ANY PROPERTY UNLESS AND UNTIL IT HAS IRREVOCABLY ELECTED TO SEEK SPECIFIC PERFORMANCE OF THIS CONTRACT AND HAS FILED AN ACTION SEEKING SUCH REMEDY.

                                   ARTICLE XI
                            RISK OF LOSS OR CASUALTY

11.1 Major Damage. If a Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $250,000, then the applicable Seller shall have no obligation to repair such damage or destruction and shall notify Purchaser in writing of such damage or destruction (the "Damage Notice"). Within 10 days after Purchaser's receipt of the Damage Notice, Purchaser may elect at its option to give a Termination Notice for the damaged Property to Seller's Representative. If Seller's Representative receives a Termination Notice, Seller's Representative may, within 3 Business Days after receiving the Termination Notice, give Purchaser a Reinstatement Notice that Purchaser either must purchase all of the Properties or terminate this Contract for all of the Properties. Purchaser shall, within 3 Business Days after receiving a Reinstatement Notice, give Seller's Representative notice of whether it desires to purchase all of the Properties or terminate this Contract in its entirety; Purchaser's failure to provide Seller's Representative notice that it desires to terminate this Contract in its entirety shall be deemed Purchaser's decision to purchase all of the Properties. If this Contract is not terminated, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price for the damaged Property notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the applicable Purchase Price in the amount of any deductible payable by the applicable Seller in connection therewith) at Closing. If this Contract is terminated in whole or in part from such damage, Purchaser shall recover the Allocated Share of the Deposit for the terminated Properties (subject to Purchaser's obligation under Section 3.5.2 to return all Third Party Reports and information and Materials provided to Purchaser as a pre-condition to a return of the Allocated Share of the Deposit).

11.2 Minor Damage. If a Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is equal to or less than $250,000, this transaction shall be closed in accordance with the terms of this Contract, notwithstanding the damage or destruction; provided, however, the applicable Seller shall make such repairs to the extent of any recovery from insurance carried on such Property if they can be reasonably effected before the Closing. Subject to Section 11.3, if the applicable Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price for the damaged Property in the amount of any deductible payable by the applicable Seller in connection therewith) at Closing.

11.3 Repairs. To the extent that a Seller elects to commence any repair, replacement or restoration of its damaged Property prior to Closing, then such Seller shall be entitled to receive and apply available insurance proceeds to any portion of such repair, replacement or restoration completed or installed prior to Closing, with Purchaser being responsible for completion of such repair, replacement or restoration after Closing from the balance of any available insurance proceeds. The provisions of this Section 11.3 shall survive the Closing and delivery of the Deeds to Purchaser.

                                  ARTICLE XII
                                 EMINENT DOMAIN

12.1 Eminent Domain. If, at the time of Closing, any material part of a Property is (or previously has been) acquired, or is about to be acquired, by any governmental agency by the powers of eminent domain or transfer in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to give a Termination Notice to Seller's Representative for the Property for which there was such a condemnation. If Seller's Representative receives a Termination Notice, Seller's Representative may, within 3 Business Days after receiving the Termination Notice, give Purchaser a Reinstatement Notice that Purchaser either must purchase all of the Properties or terminate this Contract for all of the Properties. Purchaser shall, within 3 Business Days after receiving a Reinstatement Notice, give Seller's Representative written notice of whether it desires to purchase all of the Properties or terminate this Contract in its entirety; Purchaser's failure to provide Seller's Representative with written notice that it desires to terminate this Contract in its entirety shall be deemed Purchaser's decision to purchase all of the Properties. If this Contract is not terminated, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price for the affected Property and Purchaser shall receive the full benefit of any condemnation award. It is expressly agreed between the parties hereto that this section shall in no way apply to customary dedications for public purposes which may be necessary for the development of a Property. If this Contract is terminated in whole or in part from such condemnation, Purchaser shall recover the Allocated Share of the Deposit for the terminated Properties (subject to Purchaser's obligation under Section 3.5.2 to return all Third Party Reports and information and Materials provided to Purchaser as a pre-condition to a return of the Allocated Share of the Deposit).

                                  ARTICLE XIII
                                  MISCELLANEOUS

13.1 Binding Effect of Contract. This Contract shall not be binding on any party until executed by both Purchaser and all Sellers. As provided in Section 2.3.5 and Section 9.3 above, neither the Escrow Agent's nor the Broker's execution of this Contract shall be a prerequisite to its effectiveness.

13.2 Exhibits And Schedules. All Exhibits and Schedules, whether or not annexed hereto, are a part of this Contract for all purposes.

13.3 Assignability. This Contract is not assignable by Purchaser without first obtaining the prior written approval of the Seller's Representative, except that Purchaser may assign this Contract to one or more entities so long as (a) Purchaser is an affiliate of the purchasing entity(ies), (b) Purchaser is not released from its liability hereunder, (c) Purchaser provides written notice to Seller's Representative of any proposed assignment no later than 10 days prior to the Closing Date, and (d) Seller's Representative consents thereto (which consent shall not be unreasonably withheld or delayed). As used herein, an affiliate is a person or entity controlled by, under common control with, or controlling another person or entity.

13.4 Binding Effect. Subject to Section 13.3, this Contract shall be binding upon and inure to the benefit of Sellers and Purchaser, and their respective successors, heirs and permitted assigns.

13.5 Captions. The captions, headings, and arrangements used in this Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

13.6 Number And Gender Of Words. Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

13.7 Notices. All notices, demands, requests and other communications required or permitted hereunder shall be in writing, and shall be (a) personally delivered with a written receipt of delivery; (b) sent by a nationally recognized overnight delivery service requiring a written acknowledgement of receipt or providing a certification of delivery or attempted delivery; (c) sent by certified mail, return receipt requested, or (d) sent by confirmed facsimile transmission with an original copy thereof transmitted to the recipient by one of the means described in subsections (a) through (c) no later than 3 Business Days thereafter. All notices shall be deemed effective when actually delivered as documented in a delivery receipt; provided, however, that if the notice was sent by overnight courier or mail as aforesaid and is affirmatively refused or cannot be delivered during customary business hours by reason of the absence of a signatory to acknowledge receipt, or by reason of a change of address with respect to which the addressor did not have either knowledge or written notice delivered in accordance with this paragraph, then the first attempted delivery shall be deemed to constitute delivery. Each party shall be entitled to change its address for notices from time to time by delivering to the other party notice thereof in the manner herein provided for the delivery of notices. All notices shall be sent to the addressee at its address set forth following its name below:

            To Purchaser:

      ......Juniper Investment Group, Ltd.
            6750 West Loop South
            Suite 850
            Bellaire, Texas  77401
            Attention:  J. Douglas Rippeto, Jr.
            Telephone:  713-972-9302
            Facsimile:  713-972-9311
            and a copy to:

            Kerr & Negron, P.C.
            750 East Mulberry
            Suite 510
            San Antonio, Texas  78212
            Attention:  Richard Kerr
            Telephone:  210-738-8750
            Facsimile:  210-738-8788

            To any Seller or Seller's Representative:

            c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Attention:  Patrick Slavin
            Telephone:  303-691-4340
            Facsimile:  303-300-3282

            And:

            c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Attention:  Mr.  Harry Alcock
            Telephone:  303-691-4344
            Facsimile:  303-300-3282

            with copy to:

            Chad Asarch, Esq.
            Vice President and Assistant General Counsel
            AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Telephone: 303-691-4303
            Facsimile:  303-300-3260
            and a copy to:

            Argent Real Estate
            1401 Brickell Avenue
            Suite 520
            Miami, Florida  33131
            Attention:  David Marquette
            Telephone:  305-371-9299
            Facsimile:  305-675-2998

            and a copy to:

            Ballard Spahr Andrews & Ingersoll, LLP
            1225 17th Street, Suite 2300
            Denver, Colorado 80202
            Attention:  Beverly J. Quail, Esq.
            Telephone:  303-299-7305
            Facsimile:  303-296-3956

      Any notice required hereunder to be delivered to the Escrow Agent shall be delivered in accordance with above provisions as follows:

            Stewart Title Guaranty Company
            National Title Services
            1980 Post Oak Blvd., Suite 610
            Houston, Texas  77056
            Attention:  Ms. Wendy Howell
            Telephone:  713-625-8161
            Facsimile:  713-552-1703

      Unless specifically required to be delivered to the Escrow Agent pursuant to the terms of this Contract, no notice hereunder must be delivered to the Escrow Agent in order to be effective so long as it is delivered to the other party in accordance with the above provisions.

13.8 Governing Law And Venue. The laws of the State of North Carolina shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. Subject to Section 13.25, all claims, disputes and other matters in question arising out of or relating to this Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court of competent jurisdiction in the state in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

13.9 Entire Agreement. This Contract embodies the entire Contract between the parties hereto concerning the subject matter hereof and supersedes all prior conversations, proposals, negotiations, understandings and agreements, whether written or oral.

13.10 Amendments. This Contract shall not be amended, altered, changed, modified, supplemented or rescinded in any manner except by a written contract executed by all of the parties; provided, however, that, (a) as provided in
Section 2.3.5 above, the signature of the Escrow Agent shall not be required as to any amendment of this Contract other than an amendment of Section 2.3, and
(b) as provided in Section 9.3 above, the signature of the Broker shall not be required as to any amendment of this Contract.

13.11 Severability. If any part of this Contract shall be held to be invalid or unenforceable by a court of competent jurisdiction, such provision shall be reformed, and enforced to the maximum extent permitted by law. If such provision cannot be reformed, it shall be severed from this Contract and the remaining portions of this Contract shall be valid and enforceable.

13.12 Multiple Counterparts/Facsimile Signatures. This Contract may be executed in a number of identical counterparts. This Contract may be executed by facsimile signatures which shall be binding on the parties hereto, with original signatures to be delivered as soon as reasonably practical thereafter.

13.13 Construction. No provision of this Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

13.14 Confidentiality. Purchaser shall not disclose the terms and conditions contained in this Contract and shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Contract (a) as required by law, (b) to consummate the terms of this Contract, or any financing relating thereto, or (c) to Purchaser's or Sellers' lenders, attorneys and accountants. Any information and Materials provided by Sellers to Purchaser hereunder are confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without the prior written authorization of Seller's Representative, which may be granted or denied in the sole discretion of
Seller's Representative. Notwithstanding the provisions of Section 13.9, Purchaser agrees that the covenants, restrictions and agreements of Purchaser contained in any confidentiality agreement executed by Purchaser prior to the Effective Date shall survive the execution of this Contract and shall not be superseded hereby.

13.15 Time Of The Essence. It is expressly agreed by the parties hereto that time is of the essence with respect to this Contract.

13.16 Waiver. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Contract shall be established by conduct, custom, or course of dealing and all waivers must be in writing and signed by the waiving party.

13.17 Attorneys' Fees. In the event either party hereto commences litigation or arbitration against the other to enforce its rights hereunder, the substantially prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation and arbitration, including the cost of in-house counsel and any appeals.

13.18 Time Periods. Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

13.19 1031 Exchange. Sellers and Purchaser acknowledge and agree that the purchase and sale of each Property may be part of a tax-free exchange under
Section 1031 of the Code for either Purchaser or a Seller. Each party hereby agrees to take all reasonable steps on or before the Closing Date to facilitate such exchange if requested by the other party, provided that (a) no party making such accommodation shall be required to acquire any substitute property, (b) such exchange shall not affect the representations, warranties, liabilities and obligations of the parties to each other under this Contract, (c) no party making such accommodation shall incur any additional cost, expense or liability in connection with such exchange (other than expenses of reviewing and executing documents required in connection with such exchange), and (d) no dates in this Contract will be extended as a result thereof. Notwithstanding anything to the contrary contained in the foregoing, if a Seller so elects to close the transfer of a Property as an exchange, then (i) such Seller, at its sole option, may delegate its obligations to transfer a Property under this Contract, and may assign its rights to receive the Purchase Price from Purchaser, to a deferred exchange intermediary (an "Intermediary") or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of such Seller pursuant to this Contract; (iii) such Seller shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Purchaser; and (v) the closing of the transfer of the Property to Purchaser shall be undertaken by direct deed from such Seller (or, if applicable, from other affiliates of such Seller whom such Seller will cause to execute such deeds) to Purchaser or to exchange accommodation titleholder, as the case may be. Notwithstanding anything to the contrary contained in the foregoing, if Purchaser so elects to close the acquisition of a Property as an exchange, then (i) Purchaser, at its sole option, may delegate its obligations to acquire such Property under this Contract, and may assign its rights to receive the Property from such Seller, to an Intermediary or to an exchange accommodation titleholder, as the case may be;
(ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Purchaser pursuant to this Contract; (iii) Purchaser shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to such Seller; and (v) the closing of the acquisition of such Property by Purchaser or the exchange accommodation titleholder, as the case may be, shall be undertaken by direct deed from the applicable Seller (or, if applicable, from other affiliates of such Seller whom such Seller will cause to execute such deeds) to Purchaser (or to exchange accommodation titleholder, as the case may
be). Notwithstanding anything in this Section 13.19 to the contrary, any Seller shall have the right to extend the Closing Date (as previously extended pursuant to Section 5.1) for up to 30 days in order to facilitate a tax free exchange pursuant to this Section 13.19, and to obtain all documentation in connection therewith.

13.20 No Personal Liability of Officers, Trustees or Directors of Seller's Partners. Purchaser agrees that none of any Seller's Indemnified Parties shall have any personal liability under this Contract or any document executed in connection with the transactions contemplated by this Contract.

13.21 No Exclusive Negotiations. Sellers shall have the right, at all times prior to the expiration of the Feasibility Period, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of any Property with any third-party; provided, however, that such communications are subject to the terms of this Contract, and that Sellers shall not enter into any contract with a third-party for the sale of any Property unless such contract is contingent on the termination of this Contract without the Property having been conveyed to Purchaser.

13.22 ADA Disclosure. Purchaser acknowledges that the Properties may be subject to the federal Americans With Disabilities Act (the "ADA") and the federal Fair Housing Act (the "FHA"). The ADA requires, among other matters, that tenants and/or owners of "public accommodations" remove barriers in order to make a property accessible to disabled persons and provide auxiliary aids and services for hearing, vision or speech impaired persons. Sellers make no warranty, representation or guarantee of any type or kind with respect to any Property's compliance with the ADA or the FHA (or any similar state or local law), and Sellers expressly disclaim any such representation.

13.23 No Recording. Purchaser shall not cause or allow this Contract or any contract or other document related hereto, nor any memorandum or other evidence hereof, to be recorded or become a public record without the prior written consent of Seller's Representative, which consent may be withheld in the sole discretion of Seller's Representative. If the Purchaser records this Contract or any other memorandum or evidence thereof, Purchaser shall be in default of its obligations under this Contract. Purchaser hereby appoints the Seller's Representative as Purchaser's attorney-in-fact to prepare and record any documents necessary to effect the nullification and release of the contract or other memorandum or evidence thereof from the public records. This appointment shall be coupled with an interest and irrevocable.

13.24 Relationship of Parties. Purchaser and Sellers acknowledge and agree that the relationship established between the parties pursuant to this Contract is only that of a seller and a purchaser of property. Neither Purchaser nor Sellers is, nor shall either hold itself out to be, the agent, employee, joint venturer or partner of the other party.

13.25 Dispute Resolution. Any controversy, dispute, or claim of any nature arising out of, in connection with, or in relation to the interpretation, performance, enforcement or breach of this Contract (and any closing document executed in connection herewith), including any claim based on contract, tort or statute, shall be resolved at the written request of any party to this Contract by binding arbitration. The arbitration shall be administered in accordance with the then current Commercial Arbitration Rules of the American Arbitration Association. Any matter to be settled by arbitration shall be submitted to the American Arbitration Association in the state in which the Property is located. The parties shall attempt to designate one arbitrator from the American Arbitration Association. If they are unable to do so within 30 days after written demand therefor, then the American Arbitration Association shall designate an arbitrator. The arbitration shall be final and binding, and enforceable in any court of competent jurisdiction. The arbitrator shall award attorneys' fees (including those of in-house counsel) and costs to the substantially prevailing party and charge the cost of arbitration to the party which is not the substantially prevailing party. Notwithstanding anything herein to the contrary, this Section 13.25 shall not prevent Purchaser or Sellers from seeking and obtaining equitable relief on a temporary or permanent basis, including, without limitation, a temporary restraining order, a preliminary or permanent injunction or similar equitable relief, from a court of competent jurisdiction located in the state in which the Property is located (to which all parties hereto consent to venue and jurisdiction) by instituting a legal action or other court proceeding in order to protect or enforce the rights of such party under this Contract or to prevent irreparable harm and injury. The court's jurisdiction over any such equitable matter, however, shall be expressly limited only to the temporary, preliminary, or permanent equitable relief sought; all other claims initiated under this Contract between the parties hereto shall be determined through final and binding arbitration in accordance with this Section 13.25.

13.26 AIMCO Marks. Purchaser agrees that Sellers, the Property Manager or AIMCO, or their respective affiliates, are the sole owners of all right, title and interest in and to the AIMCO Marks (or have the right to use such AIMCO Marks pursuant to license agreements with third parties) and that no right, title or interest in or to the AIMCO Marks is granted, transferred, assigned or conveyed as a result of this Contract. Purchaser further agrees that Purchaser will not use the AIMCO Marks for any purpose.

13.27 Non-Solicitation of Employees. Purchaser acknowledges and agrees that, without the express written consent of Seller, neither Purchaser nor any of Purchaser's employees, affiliates or agents shall (a) prior to the expiration of the Feasibility Period, solicit any of Seller's employees or any employees located at the Property for potential employment, or (b) at any time, solicit any of Seller's affiliates' employees located at any property owned by such affiliates for potential employment.

13.28 Survival. Except for (a) all of the provisions of this Article 13 (other than Section 13.19 and 13.21), and (b) any provision of this Contract which expressly states that it shall so survive, and (c) any payment obligation of Purchaser under this Contract (the foregoing (a), (b) and (c) referred to herein as the "Survival Provisions"), none of the terms and provisions of this Contract shall survive the termination of this Contract, and, if the Contract is not so terminated, all of the terms and provisions of this Contract (other than the Survival Provisions) shall be merged into the Closing documents and shall not survive Closing.

13.29 Multiple Purchasers. As used in this Contract, the term "Purchaser" means all entities acquiring any interest in any Properties at the Closing, including, without limitation, any assignee(s) of the original Purchaser pursuant to
Section 13.3 of this Contract. In the event that "Purchaser" has any obligations or makes any covenants, representations or warranties under this Agreement, the same shall be made jointly and severally by all entities being a Purchaser hereunder. In the event that a Seller receives notice from any entity being a Purchaser hereunder, the same shall be deemed to constitute notice from all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder takes any action, breaches any obligation or otherwise acts pursuant to the terms of this Contract, the same shall be deemed to be the action of the other entity(ies) being a Purchaser hereunder and the action of "Purchaser" under this Contract. In the event that a Seller or Seller's Representative is required to give notice or take action with respect to Purchaser under this Contract, notice to any entity being a Purchaser hereunder or action with respect to any entity being a Purchaser hereunder shall be a notice or action to all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder desires to bring an action or arbitration against a Seller, such action must be joined by all entities being a Purchaser hereunder in order to be effective. In the event that there is any agreement by a Seller to pay any amount pursuant to this Contract to Purchaser under any circumstance, that amount shall be deemed the maximum aggregate amount to be paid to all parties being a Purchaser hereunder and not an amount that can be paid to each party being a Purchaser hereunder. In the event that a Seller is required to return the Initial Deposit, Additional Deposit or other amount to Purchaser, such Seller shall return the same to any entity being a Purchaser hereunder and, upon such return, shall have no further liability to any other entity being a Purchaser hereunder for such amount. The foregoing provisions also shall apply to any documents, including, without limitation, the General Assignment and Assumption and the Assignment and Assumption of Leases and Security Deposits, executed in connection with this Contract and the transaction(s) contemplated hereby.

13.30 Sellers' Several Obligations. Purchaser agrees that, notwithstanding any other provision of this Contract to the contrary, the representations, warranties, obligations, and covenants of each Seller are individual and several, and not joint and several, and that each Seller is responsible and liable only for its own Property and its own representations, warranties, obligations, and covenants. Purchaser agrees that it shall look solely to the applicable Seller for any amount due hereunder or, obligation owed hereunder, and further waives any and all claims against any other party or Property for payment or performance of the same, including, without limitation, any other Seller or AIMCO, or any partner, member, manager, shareholder, director, officer, employee, affiliate, representative or agent of any Seller or AIMCO.

13.31 Obligation to Close on all Properties. Except as expressly set forth in this Contract, Purchaser's obligation to purchase the Properties is not severable and Purchaser must purchase all of the Properties. Similarly, except as expressly stated this Contract, Sellers' obligations to sell the Properties are not severable and Sellers must sell all of the Properties to Purchaser.

                                  ARTICLE XIV
                           LEAD-BASED PAINT DISCLOSURE

14.1 Disclosure. Sellers and Purchaser hereby acknowledge delivery of the Lead Based Paint Disclosure attached as Exhibit H hereto. The provisions of this
Section 14.1 shall survive the Closing and delivery of the Deeds to Purchaser.

14.2 Consent Agreement - Pre-1978 Certified. The provisions of this Section 14.2 apply to those Properties identified on the Seller Information Schedule as "Pre-1978-Certified." Testing with respect to lead-based paint ("Testing") in accordance with the requirements of the Consent Agreement ("Consent Agreement") by and among the United States Environmental Protection Agency (executed
December 19, 2001), the United States Department of Housing and Urban Development (executed January 2, 2002), and AIMCO (executed December 18, 2001), has been performed at each Property identified as "Pre-1978, Certified" with respect to lead-based paint. The "LPB Consultant" identified on the Seller Information Schedule prepared the report with respect to the Property identified therein. A copy of each report will be provided to Purchaser with the Materials. Each report certifies the respective Property as lead based paint free. By execution hereof, Purchaser acknowledges receipt of a copy of the reports, the Lead-Based Paint Disclosure Statement attached hereto as Exhibit H, and acknowledges receipt of the Consent Agreement. Because the applicable Property has been certified as lead based paint free, the applicable Seller is not required under the Consent Agreement to remediate or abate any lead-based paint condition at its Property prior to the Closing. Purchaser acknowledges and agrees that (1) after Closing, Purchaser and the applicable Property shall be subject to the Consent Agreement and the provisions contained herein related thereto and (2) Purchaser shall not be deemed to be a third party beneficiary to the Consent Agreement. The provisions of this Section 14.2 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

14.3 Consent Agreement - Pre-1978-LBP, But No LBP Hazards. The provisions of this Section 14.4 apply to those Properties identified on the Seller Information Schedule as "Pre-1978, Lead-Based Paint Present, No Lead-Based Hazard." Testing has been performed at the applicable Property with respect to lead-based paint. The "LBP Consultant" identified on the Seller Information Schedule prepared the report with respect to the Property identified therein. A copy of the report with respect to the Property will be provided to Purchaser with the Materials. The report certifies the applicable Property as free of (a) lead based hazards,
(b) dust lead hazards and (c) soil lead hazards. By execution hereof, Purchaser acknowledges receipt of a copy of the report, the Lead-Based Paint Disclosure Statement attached hereto as Exhibit H, and the Consent Agreement. Because the applicable Property has been certified as free of (x) lead based hazards, (y) dust lead hazards and (z) soil lead hazards, the applicable Seller is not required under the Consent Agreement to remediate or abate any lead-based paint condition at such Property prior to the Closing. Purchaser acknowledges and agrees that (1) after Closing, the Purchaser and the applicable Property shall be subject to the Consent Agreement and the provisions contained herein related thereto and (2) Purchaser shall not be deemed to be a third party beneficiary to the Consent Agreement. The provisions of this Section 14.3 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

                 [Remainder of Page Intentionally Left Blank]

      NOW, THEREFORE, the parties hereto have executed this Contract as of the date first set forth above.



                                     Seller:

                                 SHELTER  PROPERTIES VI LIMITED  PARTNERSHIP,  a
                                 South  Carolina  limited   partnership   (f/k/a
                                 Shelter Properties VI)

                                 By:  Shelter Realty VI Corporation, a South
                                      Carolina corporation, its Managing
                                      General Partner


                                      By: /s/Patrick F. Slavin
                                      Name: Patrick F. Slavin
                                      Title:   Senior Vice President


                                 GLEN HOLLOW LIMITED PARTNERSHIP, an Illinois limited partnership (f/k/a Regency Glen Hollow Limited Partnership)

                                 By: AIMCO Holdings, L.P., a Delaware limited partnership, its general partner

                                       By:  AIMCO Holdings QRS, Inc., a
                                            Delaware corporation, its general
                                             partner

                                            By:  /s/Patrick F. Slavin
                                            Name: Patrick F. Slavin
                                            Title:   Senior Vice President

                                 (Signatures Continued on Next Page) MISTY WOODS CPF 19 LIMITED PARTNERSHIP, a Delaware limited partnership

                                 By:  CPF Misty Woods GP, L.L.C., a South
                                      Carolina limited liability company, its
                                      general partner

                                      By: Century Properties Fund XIX, a
                                          California limited partnership, its
                                          sole member

                                          By: Fox Partners II, a California
                                              general partnership, its general
                                              partner

                                              By:  Fox Capital Management
                                                  Corporation, a California
                                                  corporation

                                                   By:    /s/Patrick F. Slavin
                                                   Name:  Patrick F. Slavin
                                                   Title: Senior Vice President


                                 TRIANON, LTD., a North Carolina limited
                                   partnership

                                 By:  AmReal Corporation, a South Carolina
                                      corporation, its Managing General Partner

                                      By:   /s/Patrick F. Slavin
                                      Name: Patrick F. Slavin
                                      Title:Senior Vice President


                                 NATIONAL PINETREE LIMITED PARTNERSHIP, a North Carolina limited partnership

                                 By: NPI III Pinetree, Inc., a North Carolina corporation, its general partner

                                      By:      /s/Patrick F. Slavin
                                      Name:    Patrick F. Slavin
                                      Title:   Senior Vice President

                                 QUAIL WOODS APARTMENT PARTNERS, L.P., a
                                 Delaware limited partnership

                                 By: AIMCO Holdings, L.P., a Delaware limited partnership, its general partner

                                      By: AIMCO Holdings QRS, Inc., a Delaware
                                          corporation, its general partner

                                          By:      /s/Patrick F. Slavin
                                          Name: Patrick F. Slavin
                                          Title:   Senior Vice President

                                 REDDMAN-OXFORD ASSOCIATES LIMITED PARTNERSHIP, a Maryland limited partnership

                                 By:  Reddman Corporation, a Maryland
                                      corporation , its Managing General Partner

                                      By:      /s/Patrick F. Slavin
                                      Name: Patrick F. Slavin
                                      Title:   Senior vice President


                                 NEW SNOWDEN VILLAGE I, L.P., a Delaware
                                 limited partnership

                                 By: New Snowden GP, L.L.C., a South Carolina limited liability company, its General
                                     Partner

                                      By: Snowden Village Associates, L.P., a
                                          Delaware limited partnership, its
                                          Manager

                                          By: MAE JMA, Inc., a Delaware
                                              corporation, its Managing General
                                              Partner

                                             By:      /s/Patrick F. Slavin
                                             Name:    Patrick F. Slavin
                                             Title:   Senior Vice President


                                 SNOWDEN VILLAGE ASSOCIATES, L.P., a Delaware limited partnership,

                                 By:  MAE JMA, Inc., a Delaware corporation,
                                      its Managing General Partner

                                      By:      /s/Patrick F. Slavin
                                      Name:    Patrick F. Slavin
                                      Title:   Senior Vice President


                                   Purchaser:

                                 JUNIPER INVESTMENT GROUP, LTD.,
                                 a Texas limited partnership

                                 By:  Juniper Investment Group, GP, Inc., a
                                      Texas corporation


                                       By:    /s/J. Douglas Rippeto, Jr.
                                       Name:  J. Douglas Rippeto, Jr.
                                       Title: President

                                 Purchaser's Tax Identification Number/Social
                                Security Number:

                                   20-2835535

                                                                  Exhibit 10.10b

            This First Amendment to Purchase and Sale Contract (this "Amendment") is entered into as of the 7th day of June, 2005, by and between the "Sellers" identified in the Contract (defined below) and signing this Amendment as Seller (collectively referred to as "Seller"), and JUNIPER INVESTMENT GROUP, LTD., a Texas limited partnership ("Buyer"), with respect to the following:

      A. Seller and Buyer entered into that certain Purchase and Sale Contract dated May 19, 2005 (the "Contract") pursuant to which Seller intended to sell, and Purchaser intended to purchase, those certain nine (9) properties comprising the North Carolina Pool properties as more particularly described in the Contract.

      B. Seller and Buyer desire, inter alia, to amend the Contract as hereinafter set forth to extend the Objection Deadline for title and survey and to ratify and affirm the Contract.

      NOW, THEREFORE, in consideration of good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Buyer hereby agree as follows:

1. Definitions. Except as provided herein, all capitalized terms used herein and not otherwise defined herein shall have the meaning ascribed to them in the Contract.

2. Amendment. Section 4.3 of the Contract is amended by deleting the first five sentences in their entiry and replacing the with the following five sentences:

            On or before Wednesday, June 16, 2005 (the "Objection Deadline"), Purchaser shall, on a Property-by-Property basis, give written notice (the "Objection Notice") to the attorneys for Sellers of any matter set forth in any Title Documents or Surveys which renders the Title or Survey to such Property unmarketable, and, on or before the date which is 21 calendar days after the Effective Date (the "Environmental Objection Deadline"), if Purchaser produces environmental reports on a Property ("Environmental Reports"), any matter set forth in the Environmental Report for such Property requiring the intervention of a regulatory agency (collectively referred to as the "Objections"). If Purchaser fails to tender an Objection Notice with respect to a Property on or before the Objection Deadline or the Environmental Objection Deadline, as applicable, Purchaser shall be deemed to have approved and irrevocably waived any objections to any matters covered by the Title Documents and the Survey for such Property and environmental matters regarding such Property. On or before 7 calendar days after the Objection Deadline or Environmental Objection Deadline (each a "Response Deadline"), a Seller who has received an Objection Notice may, in such Seller's sole discretion, give Purchaser notice (the "Response Notice") of those Objections which such Seller is willing to cure, if any. Sellers shall be entitled to reasonable adjournments of the Closing Date to cure any Objections applicable to any Seller. If a Seller fails to deliver a Response Notice by the applicable Response Deadline, such Seller shall be deemed to have elected not to cure or otherwise resolve any matter set forth in the Objection Notice.

3. Counterparts. This Amendment may be executed in a number of identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall collectively constitute one Amendment.

4. Transmission. This Amendment may be transmitted between the parties by facsimile machine. The parties intend that faxed signatures constitute original signatures and that a facsimile-transmitted Amendment containing signatures (original or faxed) of all of the parties is binding on the parties.

5. Effect of Amendment. Except as expressly amended hereby, the Contract is hereby ratified and affirmed and shall be in full force and effect in accordance with its terms. In the event of any conflict between the terms of the Contract and the terms of this Amendment, the terms of this Amendment shall control.

     IN WITNESS WHEREOF, Seller and Buyer have entered into this Amendment as of the date first written above.

                                     SELLER:

                                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP a South Carolina limited partnership (f//k/a Shelter Properties VI)

                                    By:  Shelter  Realty  VI  Corporation,a
                                         South Carolina corporation,  its
                                         Managing General Partner


                                            By: /s/Brian Bornhorst,
                                            Brian Bornhorst
                                            Vice President



                                    GLEN  HOLLOW   LIMITED   PARTNERSHIP,   an
                                    Illinois limited  partnership  (f/k/a
                                    Regency Glen Hollow Limited Partnership)

                                    By: AIMCO  Holdings,   L.P.,  a  Delaware
                                        limited partnership, its general partner

                                    By: AIMCO Holdings QRS, Inc.,a Delaware
                                        corporation, its general partner

                                    By: /s/Brian Bornhorst,
                                        Brian Bornhorst
                                        Vice President

                                    MISTY WOODS CPF 19 LIMITED PARTNERSHIP
                                    a Delaware limited partnership

                                    By: CPF Misty  Woods GP,  L.L.C.,  a South
                                        Carolina limited liability company, its
                                        general partner
                                    By: Century  Properties  Fund XIX,
                                        a California limited partnership, its
                                        sole member

                                    By: Fox Partners II, a
                                        California general Partnership,  its
                                        general partner

                                    By: Fox Capital Management
                                        Corporation, a California corporation


                                    By: /s/Brian Bornhorst,
                                         Brian Bornhorst
                                         Vice President



                                    TRIANON, LTD., a North Carolina limited partnership

                                    By:  AmReal Corporation, a South Carolina
                                         corporation,  its Managing General
                                         Partner


                                    By: /s/Brian Bornhorst,
                                        Brian Bornhorst
                                         Vice President

                                    By:  AIMCO  Properties,  L.P.,  a Delaware
                                         limited partnership, its General
                                          Partner

                                    By: /s/Brian Bornhorst,
                                        Brian Bornhorst
                                        Vice President

                                    NATIONAL PINETREE LIMITED PARTNERSHIP, a
                                    North Carolina limited partnership

                                    By:  NPI  III  Pinetree,   Inc.,  a  North
                                         Carolina corporation,
                                         its general partner


                                    By: /s/Brian Bornhorst,
                                        Brian Bornhorst
                                        Vice President



                                    QUAIL WOODS APARTMENT PARTNERS, L.P., a
                                    Delaware limited partnership

                                    By:  AIMCO Holdings, L.P., a Delaware
                                         limited partnership, its general
                                         partner

                                     By: AIMCO  Holdings  QRS,  Inc., a
                                         Delaware corporation, its general
                                         partner


                                    By:  /s/Brian Bornhorst,
                                         Brian Bornhorst
                                         Vice President


                                    REDDMAN-OXFORD ASSOCIATES LIMITED
                                    PARTNERSHIP, a Maryland limited partnership

                                    By: Reddman Corporation, a Maryland
                                        corporation,its Managing General Partner


                                    By: /s/Brian Bornhorst,
                                        Brian Bornhorst
                                         Vice President


                                    NEW SNOWDEN VILLAGE I, L.P., a Delaware
                                    limited partnership

                                    By:  New Snowden GP, L.L.C., a South
                                         Carolina limited liability company,its
                                         General Partner

                                    By:  Snowden Village Associates, L.P., a
                                         Delaware limited partnership,
                                         Its Manager

                                    By:  MAE JMA, Inc., a Delaware
                                         Corporation, its Managing General
                                         Partner


                                     By: /s/Brian Bornhorst,
                                         Brian Bornhorst
                                         Vice President

                                    SNOWDEN VILLAGE ASSOCIATES,L.P., a Delaware limited partnership

                                    By: MAE JMA, Inc., a Delaware
                                        Corporation,
                                        Its Managing General Partner


                                    By: /s/Brian Bornhorst,
                                        Brian Bornhorst
                                        Vice President




                                     BUYER:

                                    JUNIPER INVESTMENT GROUP, LTD.,
                                    a Texas limited partnership

                                    By: Juniper  Investment  Group GP, Inc., a
                                        Texas corporation, its general partner

                                    By:  /s/ J. Douglas Rippeto, Jr.
                                         J. Douglas Rippeto, Jr.,
                                         President




Receipted By:

Stewart Title Company



By: ____________________________________
      Wendy Howell

Title:  ___________________________________
Date: ___________________________________

                                                                  Exhibit 10.10c


ARTICLE XV            SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT

      This Second Amendment to Purchase and Sale Contract (this "Amendment") is entered into effective as of the 7th day of July, 2005, by and between the "Sellers" identified in the Contract (defined below) and signing this Amendment as Seller (collectively referred to as "Seller"), and JUNIPER INVESTMENT GROUP, LTD., a Texas limited partnership ("Purchaser"), with respect to the following:

      A. Seller and Purchaser entered into that certain Purchase and Sale Contract dated May 19, 2005 (the "Contract"), as amended by that certain First Amendment to Purchase and Sale Contract dated June 7, 2005, pursuant to which Seller intended to sell, and Purchaser intended to purchase, those certain nine
(9) properties comprising the North Carolina Pool properties as more particularly described in the Contract.

      B. On July 5, 2005 Purchaser's counsel delivered to Seller a letter terminating the Contract under Section 3.2 of the Contract.

      C. Seller and Purchaser desire, inter alia, to amend the Contract as hereinafter set forth to require additional funds of the Initial Deposit to be nonrefundable, to extend the expiration date of the Feasibility Period, to reduce the Base Purchase Price of Quail Woods, to extend the Closing Date and to reinstate the Contract.

      NOW, THEREFORE, in consideration of good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser hereby agree as follows:

6. Definitions. Except as provided herein, all capitalized terms used herein and not otherwise defined herein shall have the meaning ascribed to them in the Contract.

7.    Withdrawal  of  Purchaser's  Termination  of the  Contract.  Seller  and
            Purchaser agree that Purchaser's notice of termination of the Contract is withdrawn and that the Contract is in full force and effect. The parties agree that Stewart Title Insurance Company shall retain the Initial Deposit in its capacity as Escrow Agent pursuant to the terms of the Contract. Neither Seller nor Purchaser is aware of a default under the Contract by the other party.

8. Section 2.2.1. Section 2.2.1 of the Contract is amended by deleting the second sentence and replacing it with the following:

            On July 7, 2005, a total of $250,000.00 of the Initial Deposit ("$250,000.00 Deposit") shall be nonrefundable to Purchaser, subject only to failure to close pursuant to Sellers' Conditions to Closing in Sections 8.2.4 and 8.2.6 and Seller Default in Section 10.2.

9. Definition of $100,000.00 Deposit Deleted. Each place in the Contract that the term "$100,000.00 Deposit" appears, such term is deleted and replaced with the term "$250,000.00 Deposit."

10. Section 3.1. The first sentence of Section 3.1 is amended by deleting the phrase "the date which is 45 days after the Effective Date (the `Feasibility Period')" and replacing it with the phrase "July 26, 2005 (the `Feasibility Period')."

11. Section 4.3. Purchaser acknowledges that Purchaser's right to terminate the Contract due to title and survey matters under Section
            4.3 has expired and is of no further force or effect.

12. Section 5.1. Section 5.1 of the Contract is amended by deleting the first sentence in its entirety and replacing it with the following:

            The Closing shall occur on August 16, 2005 (the "Closing Date") through an escrow with Escrow Agent, whereby the Sellers, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

13. Schedule A. Schedule A of the Contract is amended by deleting $5,570,000.00 as the Base Purchase Price for Quail Woods and replacing that amount with $5,530,000.00 as the Base Purchase Price for Quail Woods.

14. Counterparts. This Amendment may be executed in a number of identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall collectively constitute one Amendment.

15. Transmission. This Amendment may be transmitted between the parties by facsimile machine. The parties intend that faxed signatures constitute original signatures and that a facsimile-transmitted Amendment containing signatures (original or faxed) of all of the parties is binding on the parties.

16. Effect of Amendment. Except as expressly amended hereby, the Contract is hereby ratified and affirmed and shall be in full force and effect in accordance with its terms. In the event of any conflict between the terms of the Contract and the terms of this Amendment, the terms of this Amendment shall control.

                 (Remainder of page Intentionally Left Blank)

      IN WITNESS WHEREOF, Seller and Purchaser have entered into this Amendment as of the date first written above.

                                     SELLER:

                                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP a South Carolina limited partnership (f//k/a Shelter Properties VI)

                                    By:  Shelter  Realty  VI  Corporation,   a
                                         South Carolina corporation,
                                         its Managing General Partner


                                    By:  /s/Patrick F. Slavin
                                         Patrick F.Slavin,Senior Vice President



                                    GLEN HOLLOW LIMITED PARTNERSHIP,
                                    an Illinois limited partnership
                                    (f/k/a  Regency Glen Hollow Limited
                                    Partnership)

                                    By:  AIMCO Holdings, L.P., a Delaware
                                         limited partnership, its general
                                         partner

                                    By:  AIMCO Holdings QRS, Inc., a Delaware
                                         corporation, its general partner


                                    By:  /s/Patrick F. Slavin
                                         Patrick F. Slavin, Senior Vice
                                         President

                       (Signatures Continued on Next Page)

                                    MISTY WOODS CPF 19 LIMITED PARTNERSHIP
                                    a Delaware limited partnership

                                    By: CPF Misty Woods GP, L.L.C., a South
                                        Carolina limited liability company,
                                        its general partner

                                    By: Century  Properties  Fund XIX,
                                        a California limited partnership, its
                                        sole member

                                    By: Fox Partners II, a California general
                                        Partnership, its general partner

                                    By: Fox Capital Management Corporation,
                                        a California corporation

                                    By: /s/Patrick F. Slavin
                                        Patrick F. Slavin
                                        Senior Vice President



                                    TRIANON, LTD., a North Carolina limited
                                    partnership

                                    By:  AmReal Corporation, a South Carolina
                                         corporation,  its Managing General
                                         Partner


                                    By:  /s/Patrick F. Slavin
                                         Patrick F. Slavin, Senior Vice
                                         President

                                    By:  AIMCO Properties, L.P., a Delaware
                                         limited partnership, its General
                                         Partner


                                    By:  /s/Patrick F. Slavin
                                         Patrick F. Slavin, Senior Vice
                                         President



                                    NATIONAL PINETREE LIMITED PARTNERSHIP, a
                                    North Carolina limited partnership

                                    By: NPI III Pinetree, Inc., a North
                                        Carolina corporation,
                                        its general partner


                                    By: /s/Patrick F. Slavin
                                        Patrick F. Slavin, Senior Vice
                                        President

                                    QUAIL WOODS APARTMENT PARTNERS, L.P., a
                                    Delaware limited partnership

                                    By:  AIMCO Holdings, L.P., a Delaware
                                         limited partnership, its general
                                         partner

                                    By:  AIMCO Holdings QRS, Inc.,a Delaware
                                         corporation, its general partner

                                    By: /s/Patrick F. Slavin
                                        Patrick F. Slavin, Senior Vice President


                                    REDDMAN-OXFORD ASSOCIATES LIMITED
                                    PARTNERSHIP, a Maryland limited partnership

                                    By: Reddman Corporation,a Maryland
                                        corporation, its Managing General
                                        Partner


                                    By: /s/Patrick F. Slavin
                                        Patrick F. Slavin, Senior Vice
                                        President

                                    NEW SNOWDEN VILLAGE I, L.P., a Delaware
                                    limited partnership

                                    By: New Snowden GP, L.L.C., a South
                                        Carolina limited liability company, its
                                        General Partner

                                    By: Snowden Village Associates, L.P., a
                                        Delaware limited partnership, its
                                        Manager

                                    By: MAE JMA, Inc., a Delaware Corporation,
                                        its Managing General Partner


                                    By: /s/Patrick F. Slavin
                                        Patrick F. Slavin
                                        Senior Vice President

                                     SNOWDEN VILLAGE ASSOCIATES, L.P.,
                                     a Delaware limited partnership

                                    By: MAE JMA, Inc., a Delaware Corporation,
                                        its Managing General Partner


                                    By: /s/Patrick F. Slavin
                                        Patrick F. Slavin
                                        Senior Vice President


                                   PURCHASER:

                                    JUNIPER INVESTMENT GROUP, LTD.,
                                    a Texas limited partnership

                                    By: Juniper  Investment  Group GP, Inc., a
                                        Texas corporation, its general partner

                                    By: /s/J. Douglas Rippeto, Jr.
                                        J. Douglas Rippeto, Jr.,
                                        President




Receipted By:

Stewart Title Company



By: ____________________________________
      Wendy Howell

Title:  ___________________________________
Date: ___________________________________

                                                                  Exhibit 10.10d

This Third Amendment to Purchase and Sale Contract (this "Amendment") is entered into as of the 26th day of July, 2005, by and between the "Sellers" identified in the Contract (defined below) and signing this Amendment as Seller (collectively referred to as "Seller"), and JUNIPER INVESTMENT GROUP, LTD., a Texas limited partnership ("Purchaser"), with respect to the following:

      A. Seller and Purchaser entered into that certain Purchase and Sale Contract dated May 19, 2005 (the "Contract"), as amended by that certain First Amendment to Purchase and Sale Contract dated June 7, 2005 and that certain Second Amendment to Purchase and Sale Contract dated July 7, 2005, pursuant to which Seller intended to sell, and Purchaser intended to purchase, those certain nine (9) properties comprising the North Carolina Pool properties as more particularly described in the Contract.

      B. Seller and Purchaser desire, inter alia, to amend the Contract as hereinafter set forth to require all of the Initial Deposit to be nonrefundable, to extend the expiration date of the Feasibility Period and to extend the Closing Date.

      NOW, THEREFORE, in consideration of good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser hereby agree as follows:

1. Definitions. Except as provided herein, all capitalized terms used herein and not otherwise defined herein shall have the meaning ascribed to them in the Contract.

2. Section 2.2.1. Section 2.2.1 of the Contract is amended by deleting the second sentence and replacing it with the following:

            On July 26, 2005, the Initial Deposit shall be nonrefundable to Purchaser, subject only to failure to close pursuant to Sellers' Conditions to Closing in Sections 8.2.4 and 8.2.6 and Seller Default in Section 10.2.

3. Section 3.1. The first sentence of Section 3.1 is amended by deleting the phrase "July 26, 2005" and replacing it with the phrase "August 12, 2005."

4. Section 4.3. The third sentence from the end of Section 4.3 is amended by deleting the phrase "including the $250,000.00 Deposit."

      5. Section 4.3. The second sentence from the end of Section 4.3 is deleted in its entirety.

      6. Section 5.1. Section 5.1 of the Contract is amended by deleting the first sentence in its entirety and replacing it with the following:

            The Closing shall occur on August 31, 2005 (the "Closing Date") through an escrow with Escrow Agent, whereby the Sellers, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

      7. Counterparts. This Amendment may be executed in a number of identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall collectively constitute one Amendment.

      8. Transmission. This Amendment may be transmitted between the parties by facsimile machine. The parties intend that faxed signatures constitute original signatures and that a facsimile-transmitted Amendment containing signatures (original or faxed) of all of the parties is binding on the parties.

      9. Effect of Amendment. Except as expressly amended hereby, the Contract is hereby ratified and affirmed and shall be in full force and effect in accordance with its terms. In the event of any conflict between the terms of the Contract and the terms of this Amendment, the terms of this Amendment shall control.

IN WITNESS WHEREOF, Seller and Purchaser have entered into this Amendment as of the date first written above.

                                    SELLER:

                                    SHELTER PROPERTIES VI LIMITED PARTNERSHIP a South Carolina limited partnership (f//k/a Shelter Properties VI)

                                    By:Shelter Realty VI Corporation,
                                       a South Carolina
                                       corporation, its Managing General Partner


                                    By:/s/Patrick F. Slavin


                                    GLEN HOLLOW LIMITED PARTNERSHIP, an Illinois limited partnership (f/k/a Regency
                                    Glen Hollow Limited Partnership)

                                    By: AIMCO Holdings, L.P., a Delaware limited
                                        partnership, its general partner

                                    By: AIMCO Holdings QRS, Inc., a Delaware
                                        corporation, its general partner


                                    By:/s/Patrick F. Slavin


                                    MISTY WOODS CPF 19 LIMITED PARTNERSHIP
                                    a Delaware limited partnership

                                    By: CPF Misty Woods GP, L.L.C., a South
                                        Carolina limited liability company,
                                        its general partner

                                    By: Century Properties Fund XIX,a California
                                        limited partnership, its sole member

                                    By: Fox Partners II, a California general
                                        Partnership, its general partner

                                    By: Fox Capital Management Corporation,
                                        a California corporation

                                    By:/s/Patrick F. Slavin


                                    TRIANON, LTD., a North Carolina limited
                                    partnership

                                    By:  AmReal Corporation, a South Carolina
                                         corporation, its Managing General
                                         Partner

                                    By:/s/Patrick F. Slavin

                                    By: AIMCO Properties, L.P., a Delaware
                                        limited partnership, its General Partner

                                     By:/s/Patrick F. Slavin

                                    NATIONAL PINETREE LIMITED PARTNERSHIP, a
                                    North Carolina limited partnership

                                    By:  NPI III Pinetree, Inc., a North
                                         Carolina corporation,
                                         its general partner

                                     By:/s/Patrick F. Slavin

                                    QUAIL WOODS APARTMENT PARTNERS, L.P., a
                                    Delaware limited partnership

                                    By: AIMCO Holdings, L.P., a Delaware limited
                                        partnership, its general partner

                                    By: AIMCO Holdings QRS, Inc., a Delaware
                                        corporation, its general partner

                                    By:/s/Patrick F. Slavin

                                    REDDMAN-OXFORD ASSOCIATES LIMITED
                                    PARTNERSHIP, a Maryland limited partnership

                                    By:Reddman Corporation, a Maryland
                                       corporation, its Managing General Partner

                                    By:/s/Patrick F. Slavin



                                    NEW SNOWDEN VILLAGE I, L.P., a Delaware
                                    limited partnership

                                    By: New Snowden GP, L.L.C., a South Carolina
                                        limited liability company, its  General
                                        Partner

                                    By: Snowden Village Associates, L.P., a
                                        Delaware limited partnership, its
                                        Manager

                                    By: MAE JMA, Inc., a Delaware
                                        Corporation, its Managing General
                                        Partner

                                    By:/s/Patrick F. Slavin

                                    SNOWDEN VILLAGE ASSOCIATES, L.P., a Delaware limited partnership

                                    By:MAE JMA, Inc., a Delaware Corporation,
                                       its Managing General Partner

                                    By:/s/Patrick F. Slavin

                                   PURCHASER:

                                    JUNIPER INVESTMENT GROUP, LTD.,
                                    a Texas limited partnership

                                    By: Juniper Investment Group GP, Inc., a
                                        Texas corporation, its general partner

                                    By: /s/J. Douglas Rippeto, Jr.
                                        J. Douglas Rippeto, Jr., President


Receipted By:

Stewart Title Company



By: ____________________________________
      Wendy Howell

Title:  ___________________________________
Date: ___________________________________