Form 10QSB
period 2005-09-30
NATIONAL PROPERTY INVESTORS III
filed 2005-11-14
CIK 310485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         NATIONAL PROPERTY INVESTORS III
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $ 256
   Receivables and deposits                                                      232
   Other assets                                                                  683
   Assets held for sale (Note A)                                               1,683
   Investment property:
       Land                                                   $ 2,093
       Buildings and related personal property                  23,873
                                                                25,966
       Less accumulated depreciation                           (20,234)        5,732
                                                                            $ 8,586
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 104
   Tenant security deposit liabilities                                           126
   Accrued property taxes                                                        520
   Other liabilities                                                             354
   Due to affiliates (Note B)                                                  1,672
   Mortgage note payable                                                      22,170
   Liabilities related to assets held for sale (Note A)                        4,295

Partners' Deficit
   General partner                                             $ (205)
   Limited partners (48,049 units
      issued and outstanding)                                  (20,450)      (20,655)
                                                                            $ 8,586

         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                         2005          2004          2005        2004
Revenues:
  Rental income                         $ 1,242       $ 1,167      $ 3,547      $ 3,395
  Other income                              139           145          475          480
  Casualty gain                              20            --           20           --
     Total revenues                       1,401         1,312        4,042        3,875

Expenses:
  Operating                                 511           461        1,596        1,517
  General and administrative                 49            68          149          191
  Depreciation                               95           240          304          717
  Interest                                  424           417        1,246        1,255
  Property taxes                            170           152          513          495
     Total expenses                       1,249         1,338        3,808        4,175

Income (loss) from continuing
  operations                                152           (26)         234         (300)
(Loss) income from discontinued
  operations (Note A)                        (3)          (55)          30         (890)
Gain on sale of discontinued
  operations (Note C)                        --            --           --       12,012
Net income (loss)                        $ 149         $ (81)       $ 264       $10,822
Net income (loss) allocated
  to general partner (1%)                 $ 2          $ (1)         $ 3         $ 108
Net income (loss) allocated
  to limited partners (99%)                 147           (80)         261       10,714
                                         $ 149         $ (81)       $ 264       $10,822
Per limited partnership unit:
  Income (loss) from continuing
     operations                         $ 3.13        $ (0.54)      $ 4.81      $ (6.18)
  (Loss) income from discontinued
    operations                            (0.07)        (1.13)        0.62       (18.34)
  Gain on sale of discontinued
    operations                               --            --           --       247.50
Net income (loss) per limited
  partnership unit                      $ 3.06        $ (1.67)      $ 5.43      $222.98
Distributions per limited
  partnership unit                       $ --         $ 7.40         $ --       $177.19

         See Accompanying Notes to Consolidated Financial Statements

                       NATIONAL PROPERTY INVESTORS III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        48,049        $ 1       $ 24,024    $ 24,025

Partners' deficit at
   December 31, 2004                  48,049      $ (208)     $(20,711)   $(20,919)

Net income for the nine months
   ended September 30, 2005               --            3          261         264

Partners' deficit at
   September 30, 2005                 48,049      $ (205)     $(20,450)   $(20,655)

         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2005        2004
Cash flows from operating activities:
  Net income                                                        $ 264     $10,822
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Amortization of loan costs                                        28         31
      Depreciation                                                     304        870
      Bad debt expense                                                  85        118
      Gain on sale of investment property                               --    (12,012)
      Loss on early extinguishment of debt                              --        715
      Casualty gain                                                    (20)        --
      Change in accounts:
        Receivables and deposits                                       (45)        32
        Other assets                                                   (28)       (42)
        Accounts payable                                               (89)       (44)
        Tenant security deposit liabilities                            (21)       (68)
        Accrued property taxes                                        (181)      (187)
        Due to affiliates                                               65        (60)
        Other liabilities                                                4        109
          Net cash provided by operating activities                    366        284

Cash flows from investing activities:
  Property improvements and replacements                            (1,151)      (362)
  Net withdrawals from restricted escrows                               --         14
  Net proceeds from sale of investment property                         --     13,589
  Insurance proceeds                                                    20         --
          Net cash (used in) provided by investing activities       (1,131)    13,241

Cash flows from financing activities:
  Repayment of mortgage note payable                                    --     (4,642)
  Payments on mortgage notes payable                                  (662)      (543)
  Payments on advances from affiliate                                   --       (108)
  Advances received from affiliate                                   1,392        200
  Distributions to partners                                             --     (8,526)
          Net cash provided by (used in) financing activities          730    (13,619)

Net decrease in cash and cash equivalents                              (35)       (94)
Cash and cash equivalents at beginning of period                       291        195
Cash and cash equivalents at end of period                          $ 256      $ 101

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,468    $ 1,377

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                 $ 113      $ 21

At December 31, 2004, approximately $14,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 reflect the operations of Pinetree Apartments which is currently held for sale as (loss) income from discontinued operations. The operations of Summerwalk Apartments which sold on January 15, 2004 had previously been classified as (loss) income from discontinued operations. On October 26, 2005 Pinetree Apartments sold (see Note D - Subsequent Event). In accordance with SFAS No. 144, the assets and liabilities of Pinetree Apartments have been classified as held for sale at September 30, 2005. Included in the (loss) income from discontinued operations is a loss of approximately $3,000 and income of approximately $30,000 for the three and nine months ended September 30, 2005, respectively, and losses of approximately $55,000 and $88,000, respectively, for the three and nine months ended September 30, 2004 for Pinetree Apartments. Included in income from discontinued operations for the three and nine months ended September 30, 2005 are revenues for Pinetree Apartments of approximately $280,000 and $866,000, respectively. Included in income from discontinued operations for the three and nine months ended September 30, 2004 are revenues for Pinetree Apartments of approximately $315,000 and $922,000, respectively. See Note C - Disposition of Investment Property for information related to Summerwalk Apartments which was sold on January 15, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $244,000 and $243,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $140,000 and $129,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses, investment property and assets held for sale. The portion of these reimbursements included in investment property and assets held for sale for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $34,000 and $7,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment property. At September 30, 2005, approximately $45,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $31,000 during the nine months ended September 30, 2004 in connection with the operating distributions paid to the partners. This fee is included in general and administrative expenses. There were no such fees for the nine months ended September 30, 2005, as no operating distributions were made.

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

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (8.75% at September 30, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced the Partnership approximately $1,392,000 to fund operations at Pinetree Apartments and real estate taxes and capital improvements at Lakeside Apartments. During the nine months ended September 30, 2004, the Partnership borrowed approximately $200,000 and repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the nine months ended September 30, 2005 and 2004 was approximately $31,000 and $2,000, respectively. At September 30, 2005, approximately $1,627,000 was owed, including accrued interest, and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $82,000 and $91,000 for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,012,000 for the nine months ended September 30, 2004, as a result of this sale and these amounts are included in gain on sale of discontinued operations in the accompanying consolidated statements of operations.

The property's operations, a loss of approximately $802,000 for the nine months ended September 30, 2004 including revenues of approximately $51,000, are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the nine months ended September 30, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

Note D - Subsequent Events

On October 26, 2005, the Partnership sold Pinetree Apartments to a third party for a gross sales price of $5,800,000. The net proceeds realized by the Partnership were approximately $4,760,000 after payment of closing costs of approximately $78,000 and a prepayment penalty of approximately $962,000 owed by the Partnership and paid by the buyer. The Managing General Partner earned an incentive compensation fee of approximately $50,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $4,207,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership expects to recognize a gain of approximately $4,005,000 during the fourth quarter of 2005 as a result of the sale and a loss on extinguishment of debt of approximately $1,029,000 due to the write-off of approximately $67,000 of unamortized loan costs and the payment of approximately $962,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property.

Note E - Casualty Gain

During the three and nine months ended September 30, 2005, a net casualty gain of approximately $20,000 was recorded at Lakeside Apartments. The casualty gain related to flood damage, occurring in January 2005, which caused damage to 3 units at the property. The gain was the result of the receipt of insurance proceeds of approximately $20,000, as the damaged assets were fully depreciated.

Note F - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's two assets consist of a 568 unit apartment complex known as Lakeside Apartments located in Lisle, Illinois and a 220 unit apartment complex known as Pinetree Apartments located in Charlotte, North Carolina that is held for sale. The following table sets forth the average occupancy for each of the properties for both of the nine month periods ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakeside Apartments                           93%        91%
         Lisle, Illinois
      Pinetree Apartments                           88%        96%
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

Results of Operations

The Partnership's net income for the nine months ended September 30, 2005 was approximately $264,000 compared to net income of approximately $10,822,000 for the nine months ended September 30, 2004. The Partnership's net income for the three months ended September 30, 2005 was approximately $149,000, as compared to a net loss of approximately $81,000 for the three months ended September 30, 2004. The decrease in net income for the nine months ended September 30, 2005 is due to the recognition of a gain from the sale of Summerwalk Apartments during the nine months ended September 30, 2004 partially offset by an increase in income from continuing and discontinued operations. The decrease in net loss for the three months ended September 30, 2005 is due to a decrease in loss from continuing and discontinued operations for the period.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 reflect the operations of Pinetree Apartments which is currently held for sale as (loss) income from discontinued operations. The operations of Summerwalk Apartments which sold on January 15, 2004 had previously been classified as (loss) income from discontinued operations. On October 26, 2005 Pinetree Apartments sold to a third party for a gross price of $5,800,000. The net proceeds realized by the Partnership were approximately $4,760,000 after payment of closing costs of approximately $78,000 and a prepayment penalty of approximately $962,000 owed by the Partnership and paid by the buyer. The Managing General Partner earned an incentive compensation fee of approximately $50,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $4,207,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership expects to recognize a gain of approximately $4,005,000 during the fourth quarter of 2005 as a result of the sale and a loss on extinguishment of debt of approximately $1,029,000 due to the write-off of approximately $67,000 of unamortized loan costs and the payment of approximately $962,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property.

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,012,000 for the nine months ended September 30, 2004, as a result of this sale and these amounts are included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $802,000 for the nine months ended September 30, 2004 including revenues of approximately $51,000 are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the nine months ended September 30, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

The Partnership recognized a loss from discontinued operations of approximately $3,000 and $55,000 for the three months ended September 30, 2005 and 2004, respectively. The Partnership recognized income from discontinued operations of approximately $30,000 and a loss of approximately $890,000 for the nine months ended September 30, 2005 and 2004, respectively. Excluding the loss from discontinued operations related to Summerwalk Apartments, discussed above, the loss from discontinued operations for the three and nine months ended September 30, 2004 was approximately $55,000 and $88,000, respectively. The decrease in loss from discontinued operations for the comparable periods is due to a decrease in depreciation expense at Pinetree Apartments since October 1, 2004, when the assets were classified as held for sale.

The Partnership's income from continuing operations for the three and nine months ended September 30, 2005 was approximately $152,000 and $234,000, respectively, compared to a loss from continuing operations of approximately $26,000 and $300,000 for the three and nine months ended September 30, 2004, respectively. The increase in income from continuing operations is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the three and nine months ended September 30, 2005 due to an increase in rental income and casualty gain. Rental income increased due to a slight increase in occupancy and in the average rental rate at Lakeside Apartments and a decrease in bad debt expense. Other income remained relatively constant for the comparable periods.

During the three and nine months ended September 30, 2005, a net casualty gain of approximately $20,000 was recorded at Lakeside Apartments. The casualty gain related to flood damage, occurring in January 2005, which caused damage to 3 units at the property. The gain was the result of the receipt of insurance proceeds of approximately $20,000, as the damaged assets were fully depreciated.

The decrease in total expenses for the nine months ended September 30, 2005 is due to a decrease in general and administrative, depreciation and interest expenses partially offset by an increase in operating and property tax expense. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated at Lakeside Apartments during the past twelve months which more than offset the depreciation on new improvements and replacements. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering Lakeside Apartments, which has reduced the average outstanding balance over the past twelve months partially offset by an increase in interest on advances from an affiliate of the Managing General Partner as a result of an increase in advances. Operating expense increased due to increases in property, administrative and maintenance expenses. Property expenses increased due to increases in utility costs, salaries and related employee benefits. Administrative expenses increased due to increases in costs related to tenant application processes. Maintenance expenses increased due to an increase in contract services at Lakeside Apartments. Property tax expense increased due to an increase in the assessed value of Lakeside Apartments partially offset by a decrease in the tax rate changed by the local tax authority.

The decrease in total expenses for the three months ended September 30, 2005 is due to a decrease in general and administrative and depreciation expenses offset by increases in operating, interest and property tax expenses. The decrease in depreciation expense and the increases in operating and property tax expense are discussed above. Interest expense increased due to an increase in interest charged on advances from an affiliate of the Managing General Partner as a result of an increase in advances partially offset by the payment of scheduled principal payments on the mortgage encumbering Lakeside Apartments, which has reduced the average outstanding balance over the past twelve months.

General and administrative expenses decreased for the three and nine months ended September 30, 2005 due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. The decrease in these costs is due to the 2004 sale of Summerwalk Apartments. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $256,000 as compared to approximately $101,000 at September 30, 2004. Cash and cash equivalents decreased approximately $35,000 from December 31, 2004 due to approximately $1,131,000 of cash used in investing activities offset by approximately $730,000 and $366,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (8.75% at September 30, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced the Partnership approximately $1,392,000 to fund operations at Pinetree Apartments and real estate taxes and capital improvements at Lakeside Apartments. During the nine months ended September 30, 2004, the Partnership borrowed approximately $200,000 and repaid approximately $108,000, representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during the nine months ended September 30, 2005 and 2004 was approximately $31,000 and $2,000, respectively. At September 30, 2005, approximately $1,627,000 was owed, including accrued interest, and is included in due to affiliates.

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

Lakeside Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $1,107,000 of capital improvements at Lakeside Apartments consisting primarily of swimming pool, plumbing fixture and air conditioning upgrades, floor covering, water heater, and appliance replacements, structural improvements and a fire sprinkler system. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $1,500,000 redevelopment project at Lakeside Apartments of which approximately $755,000 was completed as of September 30, 2005 and is included above. The redevelopment project is to consist of kitchen and bath upgrades, fire sprinkler system, structural improvements and paving work. The project is to be financed from operations and loans from an affiliate of the Managing General Partner and is anticipated to be completed during the first half of 2006. Additional routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Pinetree Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $143,000 of capital improvements at Pinetree Apartments consisting primarily of interior decoration and signage, major landscaping, air conditioning and plumbing upgrades, furniture and fixtures and floor covering replacements. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The routine capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $22,170,000 is being amortized over 20 years and matures in January 2022, at which time the mortgage is scheduled to be fully amortized. The mortgage indebtedness encumbering Pinetree Apartments of approximately $4,207,000 is included in liabilities related to assets held for sale and is being amortized over 20 years and matures in November 2019, at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have such extension completed by the end of 2005.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                    Nine months Ended   Partnership   Nine months Ended   Partnership
                   September 30, 2005      Unit      September 30, 2004      Unit
Sale (1)                  $ --             $ --            $ 8,167         $ 169.79
Operations                  --               --                359             7.40
                          $ --             $ --            $ 8,526         $ 177.19

(1) Cash from the sale proceeds of Summerwalk Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, there can be no assurance that the Partnership will generate sufficient funds after capital expenditures to permit distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,357 limited partnership units (the "Units") in the Partnership representing 77.75% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.75% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

10.9 (b) First Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated November 25, 2003. (1)

10.9 (c) Second Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated December 15, 2003. (1)

10.9 (d) Third Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated December 18, 2003. (1)

10.9 (e) Fourth Amendment to Purchase and Sale Contract - Summerwalk Apartments, dated January 12, 2004. (1)

10.10(a) Purchase and Sale Contract between National Pinetree Limited Partnership and Juniper Investment Group, Ltd., dated May 19, 2005. (2)

10.10(b) First Amendment to Purchase and Sale Contract - Pinetree Apartments, dated June 7, 2005. (2)

10.10(c) Second Amendment to Purchase and Sale Contract - Pinetree Apartments, dated July 7, 2005. (2)

10.10(d) Third Amendment to Purchase and Sale Contract - Pinetree Apartments, dated July 26, 2005. (2)

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

(2) Filed as exhibits 10.10(a) through (d) to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.