Form 10KSB
period 2005-12-31
NATIONAL PROPERTY INVESTORS III
filed 2006-03-31
CIK 310485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-9567

NATIONAL PROPERTY INVESTORS III
(Name of small business issuer in its charter)

California	13-2974428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $6,411,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

National Property Investors III (the "Partnership" or the "Registrant") is a California limited partnership formed on February 1, 1979.  The Partnership is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2022, unless terminated prior to such date.

In 1980, during its acquisition phase, the Partnership acquired six existing apartment properties. The Partnership continues to own and operate one of these properties. (See "Item 2. Description of Property".)

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

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2005 and 2004.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users.  In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at its property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Lakeside Apartments	12/18/80	Fee ownership subject to	Apartment
Lisle, Illinois		a first deed of trust	568 units

On October 26, 2005, the Partnership sold Pinetree Apartments to a third party for a gross sales price of $5,800,000.  The net proceeds realized by the Partnership were approximately $4,710,000 after payment of closing costs of approximately $128,000 and a prepayment penalty of approximately $962,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $50,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,207,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,063,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,030,000 for the year ended December 31, 2005 due to the write-off of approximately $68,000 of unamortized loan costs and the payment of approximately $962,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the operations of Pinetree Apartments, including revenues of approximately $932,000 and $1,224,000 for the years ended December 31, 2005 and 2004, respectively, have been reflected as loss from discontinued operations for the years ended December 31, 2005 and 2004.

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party for a gross sales price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,012,000 during the year ended December 31, 2004 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the year ended December 31, 2004 due to the write-off of approximately $75,000 in unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with SFAS No. 144, the operations of Summerwalk Apartments, including revenues of approximately $51,000 for the year ended December 31, 2004 have been reflected as a loss from discontinued operations for the year ended December 31, 2004. The Partnership distributed approximately $8,159,000 (approximately $169.79 per limited partnership unit) to its limited partners during January 2004 from the net proceeds received from the sale of Summerwalk Apartments.

Schedule of Property

Set forth below for the Partnership's remaining property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lakeside
Apartments	$26,272	$20,393	5-40 yrs	S/L	$ 4,553

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loan encumbering the Partnership's remaining property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Lakeside Apartments	$21,988	7.09%	20 yrs	01/01/22	$ --

(1)

See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2005 and 2004 for the property:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Properties	2005	2004	2005	2004

Lakeside Apartments	$ 9,097	$ 8,979	94%	91%

The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to increased marketing efforts by the property's management team over the past year in addition to improvements made at the property, which included fire safety improvements, parking lot upgrades and exterior improvements.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No individual tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for the property were:

	2005	2005
	Billing	Rate
	(in thousands)

Lakeside Apartments	$680	6.75%

Capital Improvements

Lakeside Apartments

The Partnership completed approximately $1,413,000 in capital expenditures at Lakeside Apartments during the year ended December 31, 2005, consisting primarily of swimming pool, plumbing fixture and air conditioning upgrades, floor covering, water heater and appliance replacements, structural improvements, parking lot improvements, exterior painting, fire sprinkler system, major landscaping and wall covering improvements. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership has commenced with a $1,500,000 redevelopment project at Lakeside Apartments of which approximately $832,000 was completed as of December 31, 2005 and is included above. The redevelopment project is to consist of kitchen and bath upgrades, fire sprinkler system, structural improvements and paving work. The project is to be financed from operations and loans from an affiliate of the Managing General Partner and is anticipated to be completed during the first half of 2006. Additional routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Pinetree Apartments

The Partnership completed approximately $149,000 in capital expenditures at Pinetree Apartments during 2005 until the property sold on October 26, 2005, consisting primarily of interior decoration and signage, major landscaping, air conditioning and plumbing upgrades, furniture and fixtures and floor covering replacements.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of the unitholders through the solicitation of prices or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Stockholder Matters

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units (“the Units”) aggregating $24,024,500. As of December 31, 2005, the Partnership had 48,049 Units outstanding held by 794 limited partners of record. Affiliates of the Managing General Partner owned 37,372 Units or 77.78% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Sale (1)	$ --	$ --	$8,167	$169.79
Operations	--	--	359	7.40
	$ --	$ --	$8,526	$177.19

(1)

Cash from the sale proceeds of Summerwalk Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2006 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,372 Units in the Partnership representing 77.78% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.78% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General

Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized net income of approximately $3,271,000 for the year ended December 31, 2005 compared to net income of approximately $10,845,000 for the year ended December 31, 2004.  The decrease in net income for the year ended December 31, 2005 was due to the recognition of a gain from the sale of Summerwalk Apartments during the year ended December 31, 2004 and an increase in loss from discontinued operations partially offset by the recognition of a gain from the sale of Pinetree Apartments during the year ended December 31, 2005 and an increase in income from continuing operations.

On October 26, 2005, the Partnership sold Pinetree Apartments to a third party for a gross sales price of $5,800,000.  The net proceeds realized by the Partnership were approximately $4,710,000 after payment of closing costs of approximately $128,000 and a prepayment penalty of approximately $962,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $50,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,207,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,063,000 during the year ended December 31, 2005 as a result of the sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,030,000 for the year ended December 31, 2005 due to the write-off of approximately $68,000 of unamortized loan costs and the payment of approximately $962,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the operations of Pinetree Apartments, including revenues of approximately $932,000 and $1,224,000 for the years ended December 31, 2005 and 2004, respectively, have been reflected as loss from discontinued operations for the years ended December 31, 2005 and 2004. The property’s loss from discontinued operations was approximately $1,043,000 and $65,000 for the years ended December 31, 2005 and 2004, respectively.

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party, for a gross sale price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,012,000 for the year ended December 31, 2004, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the year ended December 31, 2004 due to the write-off of approximately $75,000 of unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with SFAS No. 144, the property’s operations, a loss of approximately $87,000 for the year ended December 31, 2004 including revenues of approximately $51,000 is included in loss from discontinued operations.

The Partnership recognized a loss from discontinued operations of approximately $1,043,000 and $867,000 for the years ended December 31, 2005 and 2004, respectively, including revenues of approximately $932,000 and $1,275,000, respectively.  The increase in loss from discontinued operations was due to a decrease in total revenues partially offset by a decrease in total expenses.

The Partnership recognized income from continuing operations of approximately $251,000 and a loss of approximately $300,000 for the years ended December 31, 2005 and 2004, respectively.  The increase in income from continuing operations is due to an increase in total revenues and a decrease in total expenses.  Total revenues increased due to an increase in rental and other income and casualty gain. Rental income increased due to an increase in occupancy and an increase in the average rental rate at Lakeside Apartments and a decrease in bad debt expense.  Other income increased due to an increase in utility reimbursements partially offset by a decrease in lease cancellation fees.

During the year ended December 31, 2005, a net casualty gain of approximately $20,000 was recorded at Lakeside Apartments.  The casualty gain related to flood damage, occurring in January 2005, which caused damage to 3 units at the property.  The gain was the result of the receipt of insurance proceeds of approximately $20,000, as the damaged assets were fully depreciated.

Total expenses decreased primarily due to decreases in general and administrative and depreciation expenses partially offset by increases in operating, property tax and interest expenses. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated at Lakeside Apartments during the past twelve months which more than offset the depreciation on new improvements and replacements.  Operating expenses increased due to increases in property and administrative expenses.  Property expense increased due to an increase in utility costs, salaries and related employee benefits at Lakeside Apartments.  Administrative expense increased due to increases in costs related to tenant application and acceptance processes. Property tax expense increased due to an increase in the assessed value of Lakeside Apartments partially offset by a decrease in the tax rate charged by the local tax authority.  Interest expense increased due to an increase in interest on advances received from an affiliate of the Managing General Partner as a result of an increase in advances partially offset by the payment of scheduled principal payments on the mortgage encumbering Lakeside Apartments, which has reduced the average outstanding balance over the past twelve months.

General and administrative expense decreased due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. The decrease in these costs is due to the 2004 sale of Summerwalk Apartments. Also included for 2004 are non-accountable reimbursements paid with distributions from operations. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $482,000 compared to approximately $291,000 at December 31, 2004. Cash and cash equivalents increased approximately $191,000 from December 31, 2004 due to approximately $3,285,000 and $626,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $3,720,000 of cash used in financing activities.  Cash provided by investing activities consisted of net proceeds from the sale of Pinetree Apartments and the receipt of insurance proceeds partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage note payable for Pinetree Apartments, principal payments made on the mortgages encumbering Lakeside and Pinetree Apartments and payments on advances received from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership has commenced with a $1,500,000 redevelopment project at Lakeside Apartments of which approximately $832,000 was completed as of December 31, 2005. The redevelopment project is to consist of kitchen and bath upgrades, fire sprinkler system, structural improvements and paving work. The project is to be financed from operations and loans from an affiliate of the Managing General Partner and is anticipated to be completed during the first half of 2006. Additional routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $21,988,000 is being amortized over 20 years and matures in January 2022, at which time the mortgage is scheduled to be fully amortized.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (9.25%

at December 31, 2005). The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced the Partnership approximately $104,000 to fund operations at Pinetree Apartments and approximately $1,331,000 to fund real estate taxes and capital improvements at Lakeside Apartments. During the year ended December 31, 2005, the Partnership repaid approximately $104,000 representing the outstanding principal balance for Pinetree Apartments which had been previously borrowed under the Partnership Revolver and approximately $4,000 of accrued interest. During the year ended December 31, 2004, the Partnership borrowed approximately $200,000 and repaid approximately $108,000 representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during each of the years ended December 31, 2005 and 2004, amounted to approximately $69,000 and $5,000, respectively. The balance payable at December 31, 2005 including accrued interest is approximately $1,601,000 and is included in due to affiliates in the Partnership's consolidated balance sheet.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Sale (1)	$ --	$ --	$8,167	$169.79
Operations	--	--	359	7.40
	$ --	$ --	$8,526	$177.19

(1)

Cash from the sale proceeds of Summerwalk Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2006 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to capital expenditures at the property.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,372 limited partnership units (the "Units") in the Partnership representing 77.78% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.78% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note A – Organization and Summary of Significant Accounting Policies” which is included in the consolidated financial statements in “Item 7. Financial Statements”.  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

NATIONAL PROPERTY INVESTORS III

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors III

We have audited the accompanying consolidated balance sheet of National Property Investors III as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 482
Receivables and deposits		230
Other assets		617
Investment property (Notes C, D and F):
Land	$ 2,093
Buildings and related personal property	24,179
	26,272
Less accumulated depreciation	(20,393)	5,879
		$ 7,208
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 181
Tenant security deposit liabilities		116
Accrued property taxes		694
Other liabilities		273
Due to affiliates (Note B)		1,604
Mortgage note payable (Note C)		21,988

Partners' Deficit
General partner	$ (175)
Limited partners (48,049 units issued and
outstanding)	(17,473)	(17,648)
		$ 7,208

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 4,806	$ 4,551
Other income	653	643
Casualty gain (Note G)	20	--
Total revenues	5,479	5,194

Expenses:
Operating	2,185	2,012
General and administrative	209	236
Depreciation	463	913
Interest	1,684	1,670
Property taxes	687	663
Total expenses	5,228	5,494

Income (loss) from continuing operations	251	(300)
Loss from discontinued operations (Note F)	(1,043)	(867)
Gain on sale of discontinued operations (Note F)	4,063	12,012

Net income (Note E)	$ 3,271	$10,845

Net income allocated to general partner (1%)	$ 33	$ 108
Net income allocated to limited partners (99%)	3,238	10,737

	$ 3,271	$10,845
Per limited partnership unit:
Income (loss) from continuing operations	$ 5.16	$ (6.18)
Loss from discontinued operations	(21.48)	(17.86)
Gain on sale of discontinued operations	83.71	247.50

Net income per limited partnership unit	$ 67.39	$223.46

Distributions per limited partnership unit	$ --	$177.19

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2003	48,049	$ (304)	$(22,934)	$(23,238)

Distributions to partners	--	(12)	(8,514)	(8,526)

Net income for the year ended
December 31, 2004	--	108	10,737	10,845

Partners' deficit at
December 31, 2004	48,049	(208)	(20,711)	(20,919)

Net income for the year ended
December 31, 2005	--	33	3,238	3,271

Partners' deficit at
December 31, 2005	48,049	$ (175)	$(17,473)	$(17,648)

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$ 3,271	$10,845
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of loan costs	36	40
Depreciation	463	1,064
Bad debt expense	99	170
Gain on sale of investment property	(4,063)	(12,012)
Loss on early extinguishment of debt	1,030	715
Casualty gain	(20)	--
Change in accounts:
Receivables and deposits	(19)	(24)
Other assets	30	23
Accounts payable	(56)	(66)
Tenant security deposit liabilities	(69)	(81)
Accrued property taxes	(57)	1
Due to affiliates	58	(53)
Other liabilities	(77)	162
Net cash provided by operating activities	626	784

Cash flows from investing activities:
Property improvements and replacements	(1,445)	(464)
Net withdrawals from restricted escrows	--	14
Net proceeds from sale of investment property	4,710	13,589
Insurance proceeds received	20	--
Net cash provided by investing activities	3,285	13,139

Cash flows from financing activities:
Repayment of mortgage notes payable	(4,207)	(4,642)
Payments on mortgage notes payable	(844)	(751)
Payments on advances from affiliate	(104)	(108)
Advances received from affiliate	1,435	200
Distributions to partners	--	(8,526)
Net cash used in financing activities	(3,720)	(13,827)

Net increase in cash and cash equivalents	191	96
Cash and cash equivalents at beginning of year	291	195
Cash and cash equivalents at end of year	$ 482	$ 291

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,890	$ 1,866

Supplemental disclosure of non-cash information:
Property improvements and replacements included in accounts
payable	$ 131	$ 14

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization

National Property Investors III (the "Partnership) was organized under the Uniform Limited Partnership Laws of California on February 1, 1979 for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500.  In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2022, or sooner, in accordance with the terms of the Partnership Agreement. The Partnership commenced operations in the beginning of 1980 and completed its acquisition of apartment properties by the end of 1980.  The Partnership operates one apartment property located in the Midwest at December 31, 2005.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $430,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits on the consolidated balance sheet. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Depreciation

Depreciation is provided by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

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

Advertising Costs

Advertising costs of approximately $87,000 and $102,000 during the years ended December 31, 2005 and 2004, respectively, were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Deferred Costs

At December 31, 2005, loan costs of approximately $648,000 are included in other assets in the accompanying consolidated balance sheet and are amortized over the term of the related loan agreement. At December 31, 2005, accumulated amortization is approximately $127,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations and was approximately $33,000 for the years ended December 31, 2005 and 2004. Amortization expense is expected to be approximately $33,000 for each of the years 2006 through 2010. Amortization of loan costs associated with the Partnership’s properties, which were sold during 2005 and 2004, was approximately $3,000 and $7,000 for the years ended December 31, 2005 and 2004, respectively, and is included in loss from discontinued operations.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.

Amortization of these costs is included in operating expenses and loss from discontinued operations.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value at December 31, 2005.

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

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The

Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $321,000 and $325,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $202,000 and $175,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $57,000 and $10,000, respectively. At December 31, 2005, approximately $3,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $31,000 during the year ended December 31, 2004, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expense. There was no such fee for the year ended December 31, 2005 as no operating distributions were made.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. In connection with the October 2005 and January 2004 sale of Pinetree and Summerwalk Apartments, respectively, an Incentive Compensation Fee of approximately $50,000 and $222,000 was earned and paid to the Managing General Partner.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced the Partnership approximately $104,000 to fund operations at Pinetree Apartments and approximately $1,331,000 to fund real estate taxes and capital improvements at Lakeside Apartments. During the year ended December 31, 2005, the Partnership repaid approximately $104,000 representing the outstanding principal balance for Pinetree Apartments which had been previously borrowed under the Partnership Revolver and approximately $4,000 of accrued interest. During the year ended December 31, 2004, the Partnership borrowed approximately $200,000 and repaid approximately $108,000 representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during each of the years ended December 31, 2005 and 2004, amounted to approximately $69,000 and $5,000, respectively. The balance payable at December 31, 2005 including accrued interest is approximately $1,601,000 and is included in due to affiliates in the Partnership's consolidated balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $91,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,372 limited partnership units (the "Units") in the Partnership representing 77.78% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.78% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The terms of mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Property
Lakeside	$21,988	$ 191	7.09%	01/01/22	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by pledge of revenues from the rental property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 761
2007	816
2008	876
2009	940
2010	1,010
Thereafter	17,585
$21,988

Note D - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakeside	$21,988	$ 2,087	$15,363	$ 8,822

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Lakeside	$ 2,093	$24,179	$26,272	$20,393	1973/1975	12/80	5-40 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$24,872	$31,929
Property improvements and replacements	1,413	478
Investment in property held for sale	--	(7,535)
Disposition of property	(13)	--
Balance at end of year	$26,272	$24,872

Accumulated Depreciation
Balance at beginning of year	$19,943	$24,984
Additions charged to expense	463	1,064
Investment in property held for sale	--	(6,105)
Disposition of property	(13)	--
Balance at end of year	$20,393	$19,943

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $25,747,000 and $24,467,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $21,194,000 and $20,616,000, respectively. Pinetree Apartments which is included in assets held for sale at December 31, 2004, is excluded from the December 31, 2004 schedules. The gross carrying value, accumulated depreciation and Federal tax basis of Pinetree Apartments was approximately $7,535,000, $6,105,000 and $1,347,000 respectively. Summerwalk Apartments, which was sold on January 15, 2004, is excluded from these schedules and was classified as assets held for sale at December 31, 2003 (see "Note F – Disposition of Investment Properties").

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

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net income from the consolidated financial statements to the net taxable income to partners is as follows (in thousands, except per unit data):

	December 31,
	2005	2004

Net income as reported	$ 3,271	$ 10,845
Gain on sale of property	180	264
Prepaid rent	(36)	(58)
Depreciation differences	(205)	(106)
Other	(85)	(13)
Casualty	(20)	--
Federal taxable income	$ 3,105	$ 10,932

Federal taxable income per limited
partnership unit	$ 75.19	$ 225.25

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

2005

Net liabilities as reported	$(17,648)
Land and buildings	(525)
Accumulated depreciation	(801)
Syndication and distribution costs	2,727
Prepaid rent	54
Other	142

Net liabilities - Federal tax basis	$(16,051)

Note F – Disposition of Investment Properties

On October 26, 2005, the Partnership sold Pinetree Apartments to a third party for a gross sales price of $5,800,000.  The net proceeds realized by the Partnership were approximately $4,710,000 after payment of closing costs of approximately $128,000 and a prepayment penalty of approximately $962,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $50,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,207,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,063,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,030,000 for the year ended December 31, 2005 due to the write-off of approximately $68,000 of unamortized loan costs and the payment of approximately $962,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with SFAS No. 144, the operations of Pinetree Apartments, including revenues of approximately $932,000 and $1,224,000 for the years ended December 31, 2005 and 2004, respectively, have been reflected as loss from discontinued operations for the years ended December 31, 2005 and 2004.

On January 15, 2004, the Partnership sold Summerwalk Apartments to a third party for a gross sales price of $14,825,000. The net proceeds realized by the Partnership were approximately $13,589,000 after payment of closing costs of approximately $596,000 and a prepayment penalty of approximately $640,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $222,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,642,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,012,000 during the year ended December 31, 2004 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $715,000 for the year ended December 31, 2004 due to the write-off of approximately $75,000 in unamortized loan costs and the payment of approximately $640,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with SFAS No. 144, the operations of Summerwalk Apartments, including revenues of approximately $51,000 for the year ended December 31, 2004 have been reflected as a loss from discontinued operations for the year ended December 31, 2004. The Partnership distributed approximately $8,159,000 (approximately $169.79 per limited partnership unit) to its limited partners during January 2004 from the net proceeds received from the sale of Summerwalk Apartments.

Note G – Casualty Gain

During the year ended December 31, 2005, a net casualty gain of approximately $20,000 was recorded at Lakeside Apartments. The casualty gain related to flood damage, occurring in January 2005, which caused damage to 3 units at the property. The gain was the result of the receipt of insurance proceeds of approximately $20,000, as the damaged assets were fully depreciated.

Note H - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On December 22, 2005 the Managing General Partner amended the Partnership Agreement to extend the termination date of the Partnership from December 31, 2005 to December 31, 2022.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors III (the "Partnership") has no directors or officers. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. The names, ages, and positions held by the directors and officers of NPI Equity are as follows:

Name	Age	Position

Harry G. Alcock	43	Director and Executive Vice President
Martha L. Long	46	Director and Senior Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004,

Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the years ended December 31, 2005 and 2004.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2005, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	21,566	44.88%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	15,806	32.90%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $321,000 and $325,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $202,000 and $175,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $57,000 and $10,000, respectively. At December 31, 2005, approximately $3,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $31,000 during the year ended December 31, 2004, in connection with the operating distributions paid to the partners. This fee is included in general and administrative expense. There was no such fee for the year ended December 31, 2005 as no operating distributions were made.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. In connection with the October 2005 and January 2004 sale of Pinetree and Summerwalk Apartments, respectively, an Incentive Compensation Fee of approximately $50,000 and $222,000 was earned and paid to the Managing General Partner.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced the Partnership approximately $104,000 to fund operations at Pinetree Apartments and approximately $1,331,000 to fund real estate taxes and capital improvements at Lakeside Apartments. During the year ended December 31, 2005, the Partnership repaid approximately $104,000 representing the outstanding principal balance for Pinetree Apartments which had been previously borrowed under the Partnership Revolver and approximately $4,000 of accrued interest. During the year ended December 31, 2004, the Partnership borrowed approximately $200,000 and repaid approximately $108,000 representing the outstanding principal balance which had been previously borrowed under the Partnership Revolver and approximately $2,000 of accrued interest. Interest expense during each of the years ended December 31, 2005 and 2004, amounted to approximately $69,000 and $5,000, respectively. The balance payable at December 31, 2005 including accrued interest is approximately $1,601,000 and is included in due to affiliates in the Partnership's consolidated balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $91,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,372 limited partnership units (the "Units") in the Partnership representing 77.78% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.78% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 and $37,000 for 2005 and 2004, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $14,000 and $16,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

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

3.4 (e)

Amendment to the Limited Partnership Agreement dated December 22, 2005 filed with the Registrant’s Form 10-KSB dated December 31, 2005.

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

First Amendment to Purchase and Sale Contract – Summerwalk Apartments, dated November 25, 2003. (1)

10.9 (c)

Second Amendment to Purchase and Sale Contract – Summerwalk Apartments, dated December 15, 2003. (1)

10.9 (d)

Third Amendment to Purchase and Sale Contract – Summerwalk Apartments, dated December 18, 2003. (1)

10.9 (e)

Fourth Amendment to Purchase and Sale Contract – Summerwalk Apartments, dated January 12, 2004. (1)

10.10(a)

Purchase and Sale Contract between National Pinetree Limited Partnership and Juniper Investment Group, Ltd., dated May 19, 2005. (2)

10.10(b)

First Amendment to Purchase and Sale Contract – Pinetree Apartments, dated June 7, 2005. (2)

10.10(c)

Second Amendment to Purchase and Sale Contract – Pinetree Apartments, dated July 7, 2005. (2)

10.10(d)

Third Amendment to Purchase and Sale Contract – Pinetree Apartments, dated July 26, 2005. (2)

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

(2)

Filed as exhibits 10.10(a) through (d) to the Registrant’s Form 10-QSB for the quarterly period ended June 30, 2005 and incorporated herein by reference.

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

Date:  March 31, 2006

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

Date:  March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Property Investors III (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 3.4 (e)

NATIONAL PROPERTY INVESTORS III

AMENDMENT TO THE PARTNERSHIP AGREEMENT

This AMENDMENT (this “Amendment”) dated as of December 22, 2005, to the PARTNERSHIP AGREEMENT (the “Partnership Agreement”) of NATIONAL PROPERTY INVESTORS III, a California limited partnership (the “Partnership”), is entered into by the undersigned.

WITNESSETH:

WHEREAS, pursuant to Section 16 of the Partnership Agreement, limited partners who own more than 50% of the outstanding units of limited partnership interest in the Partnership (“Units”) have consented in writing to this Amendment to the Partnership Agreement; and

WHEREAS, pursuant to the Partnership Agreement the General Partner may execute this Amendment to the Partnership Agreement on behalf of the Partnership and the Limited Partners;

NOW, THEREFORE, the parties agree as follows:

Section 4 of the Partnership Agreement is hereby amended and restated to read in its entirety as follows:

“The Partnership commenced as of the 1st day of February, 1979, and shall continue until the 31st day of December, 2022, unless previously terminated in accordance with the provisions of this Partnership Agreement.”

2.

Except as amended and modified by this Amendment, all other terms of the Partnership Agreement shall remain unchanged.

3.

This Amendment shall be governed by and construed as to validity, enforcement, interpretations, construction, effect and in all other respects by the internal laws of the State of California.

4.

All capitalized terms used herein but not otherwise defined herein shall have the meanings ascribed to them in the Partnership Agreement.

Exhibit 3.4 (e)

IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and their respective signatures to be hereunto affixed and attested, all as of the day and year first above written.

Managing General Partner:

NPI EQUITY INVESTMENTS, INC.

By:

 /s/Derek McCandless

Name:

 Derek McCandless

Title: Vice President

Limited Partners:

AIMCO PROPERTIES, L.P.

By: AIMCO-GP, Inc., its General Partner

By:

 /s/Derek McCandless

Name:

 Derek McCandless

Title: Vice President

AIMCO IPLP, L.P.

By: AIMCO/IPT, Inc., its general partner

By:

 /s/Derek McCandless

Name:

 Derek McCandless

Title: Vice President