Form 10QSB
period 2006-03-31
NATIONAL PROPERTY INVESTORS III
filed 2006-05-15
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 404
Receivables and deposits		281
Other assets		668
Investment property:
Land	$ 2,093
Buildings and related personal property	24,299
	26,392
Less accumulated depreciation	(20,531)	5,861
		$ 7,214
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 162
Tenant security deposit liabilities		118
Accrued property taxes		935
Other liabilities		300
Due to affiliates (Note B)		1,639
Mortgage note payable		21,803

Partners' Deficit
General partner	$ (176)
Limited partners (48,049 units
issued and outstanding)	(17,567)	(17,743)
		$ 7,214

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 1,261	$ 1,133
Other income	212	173
Total revenues	1,473	1,306

Expenses:
Operating	707	569
General and administrative	49	46
Depreciation	138	102
Interest	433	413
Property taxes	241	174
Total expenses	1,568	1,304

(Loss) income from continuing operations	(95)	2
Income from discontinued operations	--	23

Net (loss) income	$ (95)	$ 25

Net (loss) income allocated to general partner (1%)	$ (1)	$ --
Net (loss) income allocated to limited partners (99%)	(94)	25

	$ (95)	$ 25
Per limited partnership unit:
(Loss) income from continuing operations	$ (1.96)	$ 0.04
Income from discontinued operations	--	0.48

Net (loss) income per limited partnership unit	$ (1.96)	$ 0.52

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2005	48,049	$ (175)	$(17,473)	$(17,648)

Net loss for the three months
ended March 31, 2006	--	(1)	(94)	(95)

Partners' deficit at
March 31, 2006	48,049	$ (176)	$(17,567)	$(17,743)

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (95)	$ 25
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	138	102
Amortization of loan costs	8	9
Bad debt expense	16	49
Change in accounts:
Receivables and deposits	(67)	(15)
Other assets	(59)	(71)
Accounts payable	105	38
Tenant security deposit liabilities	2	(3)
Accrued property taxes	241	126
Due to affiliates	35	(4)
Other liabilities	27	(100)
Net cash provided by operating activities	351	156

Cash flows used in investing activities:
Property improvements and replacements	(244)	(98)

Cash flows used in financing activities:
Payments on mortgage notes payable	(185)	(226)

Net decrease in cash and cash equivalents	(78)	(168)

Cash and cash equivalents at beginning of period	482	291
Cash and cash equivalents at end of period	$ 404	$ 123

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 389	$ 512

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 7	$ 117

At December 31, 2005 and 2004, approximately $131,000 and $14,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On October 26, 2005, the Partnership sold Pinetree Apartments to a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Pinetree Apartments income of approximately $23,000, including revenues of approximately $299,000, have been classified as income from discontinued operations on the accompanying consolidated statement of operations for the three months ended March 31, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $80,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $35,000 and $38,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $3,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the three months ended March 31, 2006 and 2005, as no operating distributions were made.

Upon the sale of the Partnership’s properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (9.75% at March 31, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount to fund real estate taxes and capital improvements at Lakeside Apartments. There were no advances during the three months ended March 31, 2006 and 2005. Interest expense during the three months ended March 31, 2006 and 2005 was approximately $38,000 and $4,000, respectively. At March 31, 2006, approximately $1,639,000 was owed, including accrued interest, and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $81,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $85,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the three months ended March 31, 2006 and 2005 was 98% and 91%, respectively. The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to increased marketing efforts by the property’s management team over the past twelve months in addition to improvements made at the property, which included fire safety improvements, parking lot upgrades and exterior improvements.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $95,000 compared to income of approximately $25,000 for the three months ended March 31, 2005. The increase in net loss is due to an increase in total expenses and a decrease in income from discontinued operations partially offset by an increase in total revenues.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Pinetree Apartments, which was sold on October 26, 2005, income of approximately $23,000, including revenues of approximately $299,000, have been classified as income from discontinued operations on the consolidated statement of operations for the three months ended March 31, 2005.

The Partnership’s loss from continuing operations for the three months ended March 31, 2006 was approximately $95,000 compared to income from continuing operations of approximately $2,000 for the three months ended March 31, 2005. The increase in the loss from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in both rental and other income. Rental income increased due to an increase in occupancy as discussed above, an increase in the average rental rate at the Partnership’s investment property and a decrease in bad debt expense. Other income increased due to an increase in utility reimbursements partially offset by a decrease in lease cancellation fees.

Total expenses increased due to increases in operating, depreciation, interest and property tax expenses. General and administrative expense remained relatively constant for the comparable period. Operating expenses increased due to an increase in property expense partially offset by a decrease in maintenance expense. Property expense increased due to an increase in salaries and related expenses and utility costs. Maintenance expense decreased due to a decrease in contract services at the Partnership’s investment property. Depreciation expense increased due to an increase in property improvements and replacements over the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest expense on advances from an affiliate of the Managing General Partner as a result of an increase in advances during 2005 and an increase in the variable rate charged on the advances partially offset by the payment of scheduled principal payments on the mortgage encumbering the Partnership’s investment property, which reduced the average outstanding balance over the past twelve months. Property taxes increased due to an increase in Lakeside Apartments assessed value by the local taxing authority.

Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

Liquidity And Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $404,000 as compared to approximately $123,000 at March 31, 2005. Cash and cash equivalents decreased approximately $78,000 from December 31, 2005 due to approximately $244,000 and $185,000 of cash used in investing and financing activities, respectively, partially offset by approximately $351,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (9.75% at March 31, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount to fund real estate taxes and capital improvements at Lakeside Apartments. There were no advances during the three months ended March 31, 2006 and 2005. Interest expense during the three months ended March 31, 2006 and 2005 was approximately $38,000 and $4,000, respectively. At March 31, 2006, approximately $1,639,000 was owed, including accrued interest, and is included in due to affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Lakeside Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $120,000 of capital improvements at Lakeside Apartments consisting primarily of plumbing fixture upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has commenced with a $1,500,000 redevelopment project at the property of which approximately $832,000 was completed at December 31, 2005. During the three months ended March 31, 2006, approximately $65,000 was incurred and is included above. The redevelopment project is to consist of kitchen and bath upgrades, fire sprinkler system, structural improvements and paving work. The project is to be financed from operations and loans from an affiliate of the Managing General Partner and is anticipated to be completed during the first half of 2006. Additional routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $21,803,000 is being amortized over 20 years and matures in January 2022, at which time the mortgage is scheduled to be fully amortized.

There were no distributions during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,372 limited partnership units (the "Units") in the Partnership representing 77.78% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.78% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 15, 2006

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

10.10(a)

Purchase and Sale Contract between National Pinetree Limited Partnership and Juniper Investment Group, Ltd., dated May 19, 2005. (1)

10.10(b)

First Amendment to Purchase and Sale Contract – Pinetree Apartments, dated June 7, 2005. (1)

10.10(c)

Second Amendment to Purchase and Sale Contract – Pinetree Apartments, dated July 7, 2005. (1)

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

NATIONAL PROPERTY INVESTORS III

EXHIBIT INDEX - continued

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.