Form 10QSB
period 2006-06-30
NATIONAL PROPERTY INVESTORS III
filed 2006-08-10
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 165
Receivables and deposits		275
Other assets		646
Investment property:
Land	$ 2,093
Buildings and related personal property	24,454
	26,547
Less accumulated depreciation	(20,672)	5,875
		$ 6,961
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 88
Tenant security deposit liabilities		118
Accrued property taxes		734
Other liabilities		308
Due to affiliates (Note B)		1,729
Mortgage note payable		21,615

Partners' Deficit
General partner	$ (175)
Limited partners (48,049 units
issued and outstanding)	(17,456)	(17,631)
		$ 6,961

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 1,299	$ 1,172	$ 2,560	$ 2,305
Other income	209	163	421	336
Total revenues	1,508	1,335	2,981	2,641

Expenses:
Operating	643	516	1,350	1,085
General and administrative	40	54	89	100
Depreciation	141	107	279	209
Interest	430	409	863	822
Property taxes	142	169	383	343
Total expenses	1,396	1,255	2,964	2,559

Income from continuing
operations	112	80	17	82
Income from discontinued
Operations (Note A)	--	10	--	33

Net income	$ 112	$ 90	$ 17	$ 115

Net income allocated
to general partner (1%)	$ 1	$ 1	$ --	$ 1
Net income allocated
to limited partners (99%)	111	89	17	114

	$ 112	$ 90	$ 17	$ 115
Per limited partnership unit:
Income from continuing
operations	$ 2.31	$ 1.64	$ 0.35	$ 1.68
Income from discontinued
operations	--	0.21	--	0.69
Net income per limited
partnership unit	$ 2.31	$ 1.85	$ 0.35	$ 2.37

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2005	48,049	$ (175)	$(17,473)	$(17,648)

Net income for the six months
ended June 30, 2006	--	--	17	17

Partners' deficit at
June 30, 2006	48,049	$ (175)	$(17,456)	$(17,631)

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 17	$ 115
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of loan costs	16	19
Depreciation	279	209
Bad debt expense	20	63
Change in accounts:
Receivables and deposits	(65)	(29)
Other assets	(45)	(53)
Accounts payable	29	(22)
Tenant security deposit liabilities	2	(10)
Accrued property taxes	40	(27)
Due to affiliates	76	10
Other liabilities	35	(79)
Net cash provided by operating activities	404	196

Cash flows used in investing activities:
Property improvements and replacements	(397)	(370)

Cash flows from financing activities:
Payments on mortgage notes payable	(373)	(442)
Advances from affiliate	49	418
Net cash used in financing activities	(324)	(24)

Net decrease in cash and cash equivalents	(317)	(198)
Cash and cash equivalents at beginning of period	482	291
Cash and cash equivalents at end of period	$ 165	$ 93

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 774	$ 992

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 9	$ 291

At December 31, 2005 and 2004, approximately $131,000 and $14,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at June 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On October 26, 2005, the Partnership sold Pinetree Apartments to a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Pinetree Apartments income of approximately $10,000 and $33,000, for the three and six months ended June 30, 2005, respectively, have been classified as income from discontinued operations on the consolidated statements of operations for the three and six months ended June 30, 2005. Included in income from discontinued operations for the three and six months ended June 30, 2005 are revenues for Pinetree Apartments of approximately $287,000 and $586,000, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $147,000 and $162,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $58,000 and $78,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $7,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the six months ended June 30, 2006 and 2005, as no operating distributions were made.

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

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at June 30, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced approximately $418,000 to fund operations at Pinetree Apartments and real estate taxes and capital improvements at Lakeside Apartments. The Managing General Partner advanced approximately $49,000 during the six months ended June 30, 2006 to fund capital improvements and operating expenses at Lakeside Apartments. Interest expense during the six months ended June 30, 2006 and 2005 was approximately $79,000 and $10,000, respectively. At June 30, 2006, approximately $1,729,000 was owed, including accrued interest, and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $102,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $85,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the six months ended June 30, 2006 and 2005 was 98% and 91%, respectively. The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to increased marketing efforts by the property’s management team over the past twelve months in addition to improvements made at the property, which included fire safety improvements, parking lot upgrades and exterior improvements.

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

Results of Operations

The Partnership’s net income for the six months ended June 30, 2006 was approximately $17,000 compared to net income of approximately $115,000 for the six months ended June 30, 2005.  The Partnership’s net income for the three months ended June 30, 2006 was approximately $112,000, as compared to net income of approximately $90,000 for the three months ended June 30, 2005.  The decrease in net income for the six months ended June 30, 2006 is due to a decrease in income from both continuing and discontinued operations.  The increase in net income for the three months ended June 30, 2006 is due to a increase in net income from continuing operations for the period partially offset by a decrease in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Pinetree Apartments, which was sold October 26, 2005, income of approximately $10,000 and $33,000 for the three and six months ended June 30, 2005, respectively,  have been classified as income from discontinued operations on the consolidated statements of operations for the three and six months ended June 30, 2005.

The Partnership’s income from continuing operations for the six months ended June 30, 2006 was approximately $17,000, compared to income from continuing operations of approximately $82,000 for the six months ended June 30, 2005.  The decrease in income from continuing operations for the six months ended June 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.  The Partnership’s income from continuing operations for the three months ended June 30, 2006 was approximately $112,000, compared to income from continuing operations of approximately $80,000 for the three months ended June 30, 2005.  The increase in income from continuing operations for the three months ended June 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for both the three and six months ended June 30, 2006 due to an increase in both rental and other income.  Rental income increased due to an increase in occupancy, as discussed above, an increase in the average rental rate at the Partnership’s investment property and a decrease in bad debt expense.  Other income increased due to an increase in utility reimbursements partially offset by a decrease in lease cancellation fees.

The increase in total expenses for both the three and six months ended June 30, 2006 is due to an increase in operating, depreciation and interest expense, partially offset by a decrease in general and administrative expense. For the three months ended June 30, 2006 property tax expense decreased whereas for the six months ended June 30, 2006 property tax expense increased. Operating expense increased due to increases in property, management fee and insurance expenses partially offset by a decrease in maintenance expense.  Property expenses increased due to increases in utility costs, salaries and related employee benefits. Insurance expense increased due to an increase in hazard insurance premiums and the addition of flood insurance. Management fee expense increased due to an increase in rental revenue on which such fee is based. Maintenance expenses decreased due to a decrease in contract services at the Partnership’s investment property.  Depreciation expense increased due to an increase in property improvements and replacements over the past twelve months which are now being depreciated.  Interest expense increased due to an increase in interest expense  on advances from an affiliate of the Managing General Partner as a result of an increase in advances during 2005 and 2006 and an increase in the variable rate charged on the advances from the affiliate, partially offset by the payment of scheduled principal payments on the mortgage encumbering the Partnership’s investment property, which reduced the average outstanding balance. Property tax expense increased for the six months ended June 30, 2006 due to an increase in Lakeside Apartments assessed value by the local taxing authority. The decrease in property tax expense for the three months ended June 30, 2006 is due to an adjustment recorded during the three months ended June 30, 2005 to reflect an increase in the assessed value of Lakeside Apartments for the 2005 tax year.

General and administrative expenses decreased for both the three and six months ended June 30, 2006 due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership.  The decrease in these costs is due to the 2005 sale of Pinetree Apartments.  Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

Liquidity And Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $165,000 as compared to approximately $93,000 at June 30, 2005. Cash and cash equivalents decreased approximately $317,000 from December 31, 2005 due to approximately $397,000 and $324,000 of cash used in investing and financing activities, respectively, partially offset by approximately $404,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property partially offset by the receipt of advances from the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at June 30, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced approximately $418,000 to fund operations at Pinetree Apartments and real estate taxes and capital improvements at Lakeside Apartments. The Managing General Partner advanced approximately $49,000 during the six months ended June 30, 2006 to fund capital improvements and operating expenses at Lakeside Apartments. Interest expense during the six months ended June 30, 2006 and 2005 was approximately $79,000 and $10,000, respectively. At June 30, 2006, approximately $1,729,000 was owed, including accrued interest, and is included in due to affiliates.

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

Lakeside Apartments

During the three months ended June 30, 2006, the Partnership completed approximately $275,000 of capital improvements at Lakeside Apartments consisting primarily of plumbing fixture upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has commenced with a $1,500,000 redevelopment project at the property of which approximately $832,000 was completed at December 31, 2005. During the six months ended June 30, 2006, approximately $87,000 was incurred and is included above. The redevelopment project is to consist of kitchen and bath upgrades, fire sprinkler system, structural improvements and paving work. The project is to be financed from operations and loans from an affiliate of the Managing General Partner and is anticipated to be completed during 2006. Additional routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $21,615,000 is being amortized over 20 years and matures in January 2022, at which time the mortgage is scheduled to be fully amortized.

There were no distributions during the six months ended June 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,400 limited partnership units (the "Units") in the Partnership representing 77.84% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.84% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 10, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 10, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 10, 2006

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

Date:  August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 10, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.