Form 10QSB
period 2006-09-30
NATIONAL PROPERTY INVESTORS III
filed 2006-11-13
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 122
Receivables and deposits		273
Other assets		612
Investment property:
Land	$ 2,093
Buildings and related personal property	24,667
	26,760
Less accumulated depreciation	(20,805)	5,955
		$ 6,962
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 163
Tenant security deposit liabilities		113
Accrued property taxes		575
Other liabilities		293
Due to affiliates (Note B)		1,864
Mortgage note payable		21,423

Partners' Deficit
General partner	$ (173)
Limited partners (48,049 units
issued and outstanding)	(17,296)	(17,469)
		$ 6,962

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 1,326	$ 1,242	$ 3,886	$ 3,547
Other income	166	139	587	475
Casualty gain (Note C)	11	20	11	20
Total revenues	1,503	1,401	4,484	4,042

Expenses:
Operating	534	511	1,884	1,596
General and administrative	40	49	129	149
Depreciation	143	95	422	304
Interest	433	424	1,296	1,246
Property taxes	191	170	574	513
Total expenses	1,341	1,249	4,305	3,808

Income from continuing
operations	162	152	179	234
(Loss) income from discontinued
operations (Note A)	--	(3)	--	30
Net income	$ 162	$ 149	$ 179	$ 264

Net income allocated
to general partner (1%)	$ 2	$ 2	$ 2	$ 3
Net income allocated
to limited partners (99%)	160	147	177	261
	$ 162	$ 149	$ 179	$ 264
Per limited partnership unit:
Income from continuing
operations	$ 3.33	$ 3.13	$ 3.68	$ 4.81
(Loss) income from discontinued
operations	--	(0.07)	--	0.62
Net income per limited
partnership unit	$ 3.33	$ 3.06	$ 3.68	$ 5.43

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2005	48,049	$ (175)	$(17,473)	$(17,648)

Net income for the nine months
ended September 30, 2006	--	2	177	179

Partners' deficit at
September 30, 2006	48,049	$ (173)	$(17,296)	$(17,469)

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 179	$ 264
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of loan costs	24	28
Depreciation	422	304
Bad debt expense	36	85
Casualty gain	(11)	(20)
Change in accounts:
Receivables and deposits	(79)	(45)
Other assets	(19)	(28)
Accounts payable	71	(89)
Tenant security deposit liabilities	(3)	(21)
Accrued property taxes	(119)	(181)
Other liabilities	20	4
Due to affiliates	149	65
Net cash provided by operating activities	670	366

Cash flows from investing activities:
Property improvements and replacements	(587)	(1,151)
Insurance proceeds received	11	20
Net cash used in investing activities	(576)	(1,131)

Cash flows from financing activities:
Payments on mortgage notes payable	(565)	(662)
Advances received from affiliate	111	1,392
Net cash (used in) provided by financing activities	(454)	730

Net decrease in cash and cash equivalents	(360)	(35)
Cash and cash equivalents at beginning of period	482	291
Cash and cash equivalents at end of period	$ 122	$ 256

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,156	$ 1,468

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 42	$ 113

At December 31, 2005 and 2004, approximately $131,000 and $14,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at September 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On October 26, 2005, the Partnership sold Pinetree Apartments to a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Pinetree Apartments loss of approximately $3,000 and income of approximately $30,000, for the three and nine months ended September 30, 2005, respectively, have been classified as (loss) income from discontinued operations on the consolidated statements of operations for the three and nine months ended September 30, 2005. Included in (loss) income from discontinued operations for the three and nine months ended September 30, 2005 are revenues for Pinetree Apartments of approximately $280,000 and $866,000, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $221,000 and $244,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $87,000 and $140,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $34,000, respectively. At September 30, 2006 approximately $27,000 of reimbursements were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the nine months ended September 30, 2006 and 2005, as no operating distributions were made.

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

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at September 30, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced approximately $1,392,000 to fund operations at Pinetree Apartments and real estate taxes and capital improvements at Lakeside Apartments. The Managing General Partner advanced approximately $111,000 during the nine months ended September 30, 2006 to fund capital improvements and operating expenses at Lakeside Apartments. Interest expense during the nine months ended September 30, 2006 and 2005 was approximately $125,000 and $31,000, respectively. At September 30, 2006, approximately $1,837,000 was owed, including accrued interest, and is included in due to affiliates. An additional advance of approximately $80,000 for capital improvements and operating expenses was provided by the Managing General Partner subsequent to September 30, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $106,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Casualty Events

In April 2006, Lakeside Apartments suffered damage to one of its buildings from a vehicle collision with a building. Insurance proceeds of approximately $11,000 were received during the three and nine months ended September 30, 2006. The Partnership recognized a casualty gain of approximately $11,000 during the three and nine months ended September 30, 2006 as the damaged assets were fully depreciated at the time of the casualty.

In January 2005, Lakeside Apartments suffered flood damage to three units. Insurance proceeds of approximately $20,000 were received during the nine months ended September 30, 2005. The Partnership recognized a casualty gain of approximately $20,000 during the three and nine months ended September 30, 2005 as the damaged assets were fully depreciated at the time of the casualty.

Note D – Redevelopment of Property

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.  In August 2006, the scope of the redevelopment project was significantly expanded and is currently planned to be approximately $ 16,300,000 with the majority of the work to start in October 2006 and to be completed in November 2008.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter repairs, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center,  replacing current clubhouse with a business center and conference room, fitness center with locker rooms and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking. The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the Managing General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the nine months ended September 30, 2006 and 2005 was 97% and 93%, respectively. The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to increased marketing efforts by the property’s management team over the past twelve months in addition to improvements in resident retention efforts. Also contributing to the increase in occupancy is improvements made to the property over the past twelve months, which included fire safety improvements, parking lot upgrades and exterior improvements.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2006 was approximately $162,000 and $179,000, respectively, compared to net income of approximately $149,000 and $264,000 for the three and nine months ended September 30, 2005.  The decrease in net income for the nine months ended September 30, 2006 is due to a decrease in income from both continuing and discontinued operations.  The increase in net income for the three months ended September 30, 2006 is due to an increase in income from both continuing and discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Pinetree Apartments, which was sold October 26, 2005, loss of approximately $3,000 and income of approximately $30,000 for the three and nine months ended September 30, 2005, respectively,  have been classified as (loss) income from discontinued operations on the consolidated statements of operations for the three and nine months ended September 30, 2005. Included in (loss) income from discontinued operations for the three and nine months ended September 30, 2005 are revenues for Pinetree Apartments of approximately $280,000 and $866,000, respectively.

The Partnership’s income from continuing operations for the nine months ended September 30, 2006 was approximately $179,000, compared to income from continuing operations of approximately $234,000 for the nine months ended September 30, 2005.  The decrease in income from continuing operations for the nine months ended September 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.  The Partnership’s income from continuing operations for the three months ended September 30, 2006 was approximately $162,000, compared to income from continuing operations of approximately $152,000 for the three months ended September 30, 2005.  The increase in income from continuing operations for the three months ended September 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for both the three and nine months ended September 30, 2006 due to an increase in both rental and other income.  Rental income increased due to an increase in occupancy, as discussed above, an increase in the average rental rate at the Partnership’s investment property and a decrease in bad debt expense.  Other income increased due to an increase in utility reimbursements partially offset by a decrease in lease cancellation fees.

In April 2006, Lakeside Apartments suffered damage to one of its building from a vehicle collision with a building. Insurance proceeds of approximately $11,000 were received during the nine months ended September 30, 2006. The Partnership recognized a casualty gain of approximately $11,000 during the three and nine months ended September 30, 2006 as the damaged assets were fully depreciated at the time of the casualty.

In January 2005, Lakeside Apartments suffered flood damage to three units. Insurance proceeds of approximately $20,000 were received during the nine months ended September 30, 2005. The Partnership recognized a casualty gain of approximately $20,000 during the three and nine months ended September 30, 2005 as the damaged assets were fully depreciated at the time of the casualty.

The increase in total expenses for both the three and nine months ended September 30, 2006 is due to increases in operating, depreciation, interest, and property tax expenses, partially offset by a decrease in general and administrative expense. Operating expense increased due to increases in property, management fee and insurance expenses partially offset by a decrease in maintenance expense.  Property expenses increased due to increases in utility costs, salaries and related employee benefits. Insurance expense increased due to an increase in hazard insurance premiums and the addition of flood insurance. Management fee expense increased due to an increase in rental revenue on which such fee is based. Maintenance expenses decreased due to a decrease in contract services at the Partnership’s investment property.  Depreciation expense increased due to an increase in property improvements and replacements over the past twelve months which are now being depreciated.  Interest expense increased due to an increase in advances from affiliates partially offset by the payment of scheduled principal payments on the mortgage encumbering the Partnership’s investment property. Property tax expense increased due to an increase in Lakeside Apartments assessed value by the local taxing authority.

General and administrative expenses decreased for both the three and nine months ended September 30, 2006 due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership.  The decrease in these costs is due to the 2005 sale of Pinetree Apartments.  Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

Liquidity And Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $122,000 as compared to approximately $256,000 at September 30, 2005. Cash and cash equivalents decreased approximately $360,000 from December 31, 2005 due to approximately $576,000 and $454,000 of cash used in investing and financing activities, respectively, partially offset by approximately $670,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds.  Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property partially offset by the receipt of advances from the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at September 30, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2005, the Managing General Partner agreed to advance the Partnership funds in excess of the maximum amount and advanced approximately $1,392,000 to fund operations at Pinetree Apartments and real estate taxes and capital improvements at Lakeside Apartments. The Managing General Partner advanced approximately $111,000 during the nine months ended September 30, 2006 to fund capital improvements and operating expenses at Lakeside Apartments. Interest expense during the nine months ended September 30, 2006 and 2005 was approximately $125,000 and $31,000, respectively. At September 30, 2006, approximately $1,837,000 was owed, including accrued interest, and is included in due to affiliates. An additional advance of approximately $80,000 for capital improvements and operating expenses was provided by the Managing General Partner subsequent to September 30, 2006.

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

Lakeside Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $498,000 of capital improvements at Lakeside Apartments consisting primarily of plumbing fixture and swimming pool upgrades and floor covering replacements. These improvements were funded from operating cash flow and loans from an affiliate of the Managing General Partner. During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005 and during the nine months ended September 30, 2006 an additional $216,000 had been incurred and is included above.   In August 2006, the scope of the redevelopment project was significantly expanded and is currently planned to be approximately $ 16,300,000 with the majority of the work to start in October 2006 and to be completed in November 2008.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter repairs, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center,  replacing current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.   The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the Managing General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. Additional routine capital expenditures are anticipated during the remainder of 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  Due to the extent of the redevelopment project planned at the property for the next several years, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $21,423,000 is being amortized over 20 years and matures in January 2022, at which time the mortgage is scheduled to be fully amortized.

There were no distributions during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,400 limited partnership units (the "Units") in the Partnership representing 77.84% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.84% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s

Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

(1)

Filed as exhibits 10.10(a) through (d) to the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.