Form 10KSB
period 2006-12-31
NATIONAL PROPERTY INVESTORS III
filed 2007-03-23
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $5,964,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

National Property Investors III (the "Partnership” or “Registrant”) was organized under the Uniform Limited Partnership Laws of California on February 1, 1979 for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. A total of 48,049 units of the limited partnership (“Units”) were issued for $500 each, for an aggregate capital contribution of $24,024,500.  In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2022, or sooner, in accordance with the terms of the Partnership Agreement.  Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions.

In 1980, during its acquisition phase, the Partnership acquired six existing apartment properties. The Partnership continues to own and operate one of these properties. (See "Item 2. Description of Property".)

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2006 and 2005.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those that may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

On October 26, 2005, the Partnership sold Pinetree Apartments to a third party for a gross sales price of $5,800,000.  The net proceeds realized by the Partnership were approximately $4,710,000 after payment of closing costs of approximately $128,000 and a prepayment penalty of approximately $962,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $50,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,207,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,063,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,030,000 for the year ended December 31, 2005 due to the write-off of approximately $68,000 of unamortized loan costs and the payment of approximately $962,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property which is included in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the operations of Pinetree Apartments, including revenues of approximately $932,000 for the year ended December 31, 2005 have been reflected as loss from discontinued operations for the year ended December 31, 2005.

Schedule of Property

Set forth below for the Partnership's remaining property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lakeside
Apartments	$27,046	$20,951	5-40 yrs	S/L	$ 4,844

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loan encumbering the Partnership's remaining property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Lakeside Apartments	$21,227	7.09%	20 yrs	01/01/22	$ --

(1)

See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2006 and 2005 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Properties	2006	2005	2006	2005

Lakeside Apartments	$ 9,580	$ 9,097	97%	94%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rate in 2006 for the property were:

	2006	2006
	Billing	Rate
	(in thousands)

Lakeside Apartments	$703	6.57%

Capital Improvements

Lakeside Apartments

The Partnership completed approximately $784,000 in capital expenditures at Lakeside Apartments during the year ended December 31, 2006, consisting primarily of plumbing and water heater upgrades, swimming pool upgrades, floor covering replacements, building improvements, and architectural development costs, site, building exterior, common area and unit interior improvements. These improvements were funded from operating cash flow and advances from the Managing General Partner. During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments. Approximately $832,000 was completed at December 31, 2005 and during the year ended December 31, 2006 an additional $377,000 had been incurred. In August 2006, the scope of the redevelopment project was significantly expanded and is currently planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking. The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the Managing General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2007.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of the unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Stockholder Matters

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units (“the Units”) aggregating $24,024,500. As of December 31, 2006, the Partnership had 48,049 Units outstanding held by 792 limited partners of record. Affiliates of the Managing General Partner owned 37,410 Units or 77.86% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, and the planned property redevelopment, it is unlikely that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2007 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 Units in the Partnership representing 77.86% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net income of approximately $271,000 for the year ended December 31, 2006 compared to net income of approximately $3,271,000 for the year ended December 31, 2005.  The decrease in net income for the year ended December 31, 2006 was due to the recognition of a gain from the sale of Pinetree Apartments during the year ended December 31, 2005 partially offset by a decrease in loss from discontinued operations.

On October 26, 2005, the Partnership sold Pinetree Apartments to a third party for a gross sales price of $5,800,000.  The net proceeds realized by the Partnership were approximately $4,710,000 after payment of closing costs of approximately $128,000 and a prepayment penalty of approximately $962,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $50,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,207,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,063,000 during the year ended December 31, 2005 as a result of the sale and this amount is included in gain on sale of discontinued operations in the consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,030,000 for the year ended December 31, 2005 due to the write-off of approximately $68,000 of unamortized loan costs and the payment of approximately $962,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property which is included in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the operations of Pinetree Apartments, including revenues of approximately $932,000 for the year ended December 31, 2005 have been reflected as loss from discontinued operations for the year ended December 31, 2005. The property’s loss from discontinued operations was approximately $1,043,000 for the year ended December 31, 2005.

The Partnership recognized income from continuing operations of approximately $271,000 and $251,000 for the years ended December 31, 2006 and 2005, respectively.  The increase in income from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in both rental and other income partially offset by a decrease in casualty gain. Rental income increased due to an increase in occupancy and an increase in the average rental rate at Lakeside Apartments.  Other income increased due to an increase in utility reimbursements partially offset by a decrease in lease cancellation fees.

During the year ended December 31, 2006, a net casualty gain of approximately $13,000 was recorded at Lakeside Apartments. The casualty gain related to damages to one of the buildings caused by a vehicle collision with the building in April 2006. The gain was the result of the receipt of insurance proceeds of approximately $13,000 as the damaged assets were fully depreciated.

During the year ended December 31, 2005, a net casualty gain of approximately $20,000 was recorded at Lakeside Apartments. The casualty gain related to flood damage occurring in January 2005 which caused damage to three units at the property. The gain was the result of the receipt of insurance proceeds of approximately $20,000 as the damaged assets were fully depreciated.

The increase in total expenses is due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expense. The increase in operating expense is due to increases in property, management fee and insurance expenses partially offset by a decrease in maintenance expense.  Property expense increased primarily due to increased natural gas prices.  Insurance expense increased due to an increase in hazard insurance premiums and the addition of flood insurance for 2006. Management fee expense increased due to an increase in rental revenue on which such fee is based. Maintenance expense decreased as a result of better occupancy which resulted in lower costs associated with making apartment units ready for rental. Depreciation expense increased due to an increase in property improvements and replacements over the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest charged on advances from affiliates partially offset by the payment of scheduled principal payments on the mortgage encumbering Lakeside Apartments.   Property tax expense increased due to an increase in the assessed value of Lakeside Apartments partially offset by a decrease in the tax rate charged by the local taxing authority.

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

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $204,000 compared to approximately $482,000 at December 31, 2005.  Cash and cash equivalents decreased approximately $278,000 from December 31, 2005 due to approximately $819,000 and $570,000 used in investing and financing activities, respectively, partially offset by approximately $1,111,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lakeside Apartments partially offset by the receipt of advances from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005 and during the year ended December 31, 2006 an additional $377,000 had been incurred. In August 2006, the scope of the redevelopment project was significantly expanded and is currently planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the Managing General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2007.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $21,227,000 is being amortized over 20 years and matures in January 2022, at which time the mortgage is scheduled to be fully amortized.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at December 31, 2006). The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has agreed to advance the Partnership funds in excess of the maximum amount. During the year ended December 31, 2006, the Partnership received advances of approximately $191,000 to fund capital improvements and operations at Lakeside Place Apartments. During the year ended December 31, 2005, the Partnership received advances of approximately $104,000 to fund operations at Pinetree Apartments and approximately $1,331,000 to fund real estate taxes and capital improvements at Lakeside Apartments. During the year ended December 31, 2005, the Partnership repaid approximately $104,000 representing the outstanding principal balance for Pinetree Apartments which had been previously borrowed under the Partnership Revolver and approximately $4,000 of accrued interest. There were no payments made during the year ended December 31, 2006. Interest expense during each of the years ended December 31, 2006 and 2005, amounted to approximately $175,000 and $69,000, respectively. The balance payable at December 31, 2006 including accrued interest is approximately $1,966,000 and is included in due to affiliates in the accompanying consolidated balance sheet. Subsequent to December 31, 2006, the Managing General Partner advanced approximately $338,000 to fund real estate taxes and capital improvements at Lakeside Apartments.

The Partnership had no distributions for the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner and the planned property redevelopment, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2007 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to capital expenditures at the property.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 limited partnership units (the "Units") in the Partnership representing 77.86% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

NATIONAL PROPERTY INVESTORS III

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors III

We have audited the accompanying consolidated balance sheet of National Property Investors III as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Property Investors III at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 204
Receivables and deposits		293
Other assets		560
Investment property (Notes C and D):
Land	$ 2,093
Buildings and related personal property	24,953
	27,046
Less accumulated depreciation	(20,951)	6,095
		$ 7,152
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 200
Tenant security deposit liabilities		107
Accrued property taxes		766
Other liabilities		263
Due to affiliates (Note B)		1,966
Mortgage note payable (Note C)		21,227

Partners' Deficit
General partner	$ (172)
Limited partners (48,049 units issued and
outstanding)	(17,205)	(17,377)
		$ 7,152

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 5,195	$ 4,806
Other income	756	653
Casualty gain (Note G)	13	20
Total revenues	5,964	5,479

Expenses:
Operating	2,467	2,185
General and administrative	169	209
Depreciation	568	463
Interest	1,724	1,684
Property taxes	765	687
Total expenses	5,693	5,228

Income from continuing operations	271	251
Loss from discontinued operations (Note F)	--	(1,043)
Gain on sale of discontinued operations (Note F)	--	4,063

Net income (Note E)	$ 271	$ 3,271

Net income allocated to general partner (1%)	$ 3	$ 33
Net income allocated to limited partners (99%)	268	3,238

	$ 271	$ 3,271
Per limited partnership unit:
Income from continuing operations	$ 5.58	$ 5.16
Loss from discontinued operations	--	(21.48)
Gain on sale of discontinued operations	--	83.71

Net income per limited partnership unit	$ 5.58	$ 67.39

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2004	48,049	$ (208)	$(20,711)	$(20,919)

Net income for the year ended
December 31, 2005	--	33	3,238	3,271

Partners' deficit at
December 31, 2005	48,049	(175)	(17,473)	(17,648)

Net income for the year ended
December 31, 2006	--	3	268	271

Partners' deficit at
December 31, 2006	48,049	$ (172)	$(17,205)	$(17,377)

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 271	$ 3,271
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of loan costs	32	36
Depreciation	568	463
Bad debt expense	55	99
Gain on sale of investment property	--	(4,063)
Loss on early extinguishment of debt	--	1,030
Casualty gain	(13)	(20)
Change in accounts:
Receivables and deposits	(118)	(19)
Other assets	25	30
Accounts payable	67	(56)
Tenant security deposit liabilities	(9)	(69)
Accrued property taxes	72	(57)
Due to affiliates	171	58
Other liabilities	(10)	(77)
Net cash provided by operating activities	1,111	626

Cash flows from investing activities:
Property improvements and replacements	(832)	(1,445)
Net proceeds from sale of investment property	--	4,710
Insurance proceeds received	13	20
Net cash (used in) provided by investing activities	(819)	3,285

Cash flows from financing activities:
Repayment of mortgage note payable	--	(4,207)
Payments on mortgage notes payable	(761)	(844)
Payments on advances from affiliate	--	(104)
Advances received from affiliate	191	1,435
Net cash used in financing activities	(570)	(3,720)

Net (decrease) increase in cash and cash equivalents	(278)	191
Cash and cash equivalents at beginning of year	482	291
Cash and cash equivalents at end of year	$ 204	$ 482

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,535	$ 1,890

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 83	$ 131

See Accompanying Notes to Consolidated Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization

National Property Investors III (the "Partnership) was organized under the Uniform Limited Partnership Laws of California on February 1, 1979 for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500.  In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2022, or sooner, in accordance with the terms of the Partnership Agreement. The Partnership commenced operations in the beginning of 1980 and completed its acquisition of apartment properties by the end of 1980.  The Partnership operates one apartment property located in the Midwest at December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $156,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits on the consolidated balance sheet. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising Costs

Advertising costs of approximately $52,000 and $87,000 during the years ended December 31, 2006 and 2005, respectively, were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Deferred Costs

At December 31, 2006, loan costs of approximately $648,000 are included in other assets in the accompanying consolidated balance sheet and are amortized over the term of the related loan agreement. At December 31, 2006, accumulated amortization is approximately $159,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations and was approximately $32,000 and $33,000 for the years ended December 31, 2006 and 2005, respectively. Amortization expense is expected to be approximately $32,000 for each of the years 2007 through 2011. Amortization of loan costs associated with the Partnership’s property, which was sold during 2005, was approximately $3,000 for the year ended December 31, 2005, and is included in loss from discontinued operations.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value at December 31, 2006.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $293,000 and $321,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $123,000 and $202,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are for construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $57,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. This fee is included in general and administrative expense. There was no such fee for the years ended December 31, 2006 and 2005 as no operating distributions were made.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. In connection with the October 2005 sale of Pinetree Apartments, an Incentive Compensation Fee of approximately $50,000 was earned and paid to the Managing General Partner.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at December 31, 2006). The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has agreed to advance the Partnership funds in excess of the maximum amount. During the year ended December 31, 2006, the Partnership received advances approximately $191,000 to fund capital improvements and operations at Lakeside Place Apartments. During the year ended December 31, 2005, the Partnership received advances of approximately $104,000 to fund operations at Pinetree Apartments and approximately $1,331,000 to fund real estate taxes and capital improvements at Lakeside Apartments. During the year ended December 31, 2005, the Partnership repaid approximately $104,000 representing the outstanding principal balance for Pinetree Apartments which had been previously borrowed under the Partnership Revolver and approximately $4,000 of accrued interest. There were no payments made during the year ended December 31, 2006. Interest expense during each of the years ended December 31, 2006 and 2005, amounted to approximately $175,000 and $69,000, respectively. The balance payable at December 31, 2006 including accrued interest is approximately $1,966,000 and is included in due to affiliates in the Partnership's accompanying consolidated balance sheet. Subsequent to December 31, 2006, the Managing General Partner advanced approximately $338,000 to fund real estate taxes and capital improvements at Lakeside Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $106,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 limited partnership units (the "Units") in the Partnership representing 77.86% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The terms of mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Property
Lakeside	$21,227	$ 191	7.09%	01/01/22	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by pledge of revenues from the rental property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness. Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 816
2008	876

2009	940
2010	1,010
2011	1,083
Thereafter	16,502
$21,227

Note D - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakeside	$21,227	$ 2,087	$15,363	$ 9,596

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Lakeside	$ 2,093	$24,953	$27,046	$20,951	1973/1975	12/80	5-40 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$26,272	$24,872
Property improvements and replacements	784	1,413
Investment in property held for sale	--	--
Disposition of property	(10)	(13)
Balance at end of year	$27,046	$26,272

Accumulated Depreciation
Balance at beginning of year	$20,393	$19,943
Additions charged to expense	568	463
Investment in property held for sale	--	--
Disposition of property	(10)	(13)
Balance at end of year	$20,951	$20,393

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $26,540,000 and $25,747,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $21,696,000 and $21,194,000, respectively.

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

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net income from the consolidated financial statements to the net taxable income to partners is as follows (in thousands, except per unit data):

	December 31,
	2006	2005
Net income as reported	$ 271	$ 3,271
Gain on sale of property	--	180
Prepaid rent	(20)	(36)
Depreciation differences	66	(205)
Other	27	(85)
Casualty	(13)	(20)
Federal taxable income	$ 331	$ 3,105
Federal taxable income per limited
partnership unit	$ 20.27 (1)	$ 75.19

(1)

For 2006 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

2006

Net liabilities as reported	$(17,377)
Land and buildings	(506)
Accumulated depreciation	(745)
Syndication and distribution costs	2,727
Prepaid rent	35
Other	146

Net liabilities - Federal tax basis	$(15,720)

Note F – Disposition of Investment Property

On October 26, 2005, the Partnership sold Pinetree Apartments to a third party for a gross sales price of $5,800,000.  The net proceeds realized by the Partnership were approximately $4,710,000 after payment of closing costs of approximately $128,000 and a prepayment penalty of approximately $962,000 owed by the Partnership and paid by the buyer. The Partnership paid the Managing General Partner an incentive compensation fee of approximately $50,000 upon the sale, in accordance with the Partnership Agreement, which is included in closing costs. The Partnership used approximately $4,207,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,063,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,030,000 for the year ended December 31, 2005 due to the write-off of approximately $68,000 of unamortized loan costs and the payment of approximately $962,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property which is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Pinetree Apartments, including revenues of approximately $932,000 for the year ended December 31, 2005 have been reflected as loss from discontinued operations for the year ended December 31, 2005.

Note G – Casualty Gains

During the year ended December 31, 2006, a net casualty gain of approximately $13,000 was recorded at Lakeside Apartments. The casualty gain related to damages to one of the buildings caused by a vehicle collision with the building in April 2006. The gain was the result of the receipt of insurance proceeds of approximately $13,000, as the damaged assets were fully depreciated.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

National Property Investors III (the “Partnership”) has no directors or officers. NPI Equity Investments, Inc. (“NPI Equity” or the “Managing General Partner”), manages substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business. The names, ages, and positions held by the directors and officers of NPI Equity are as follows:

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the years ended December 31, 2006 and 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2006, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	21,566	44.88%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	15,844	32.98%
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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $293,000 and $321,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $123,000 and $202,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are for construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $57,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. This fee is included in general and administrative expense. There was no such fee for the years ended December 31, 2006 and 2005 as no operating distributions were made.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. In connection with the October 2005 sale of Pinetree Apartments, an Incentive Compensation Fee of approximately $50,000 was earned and paid to the Managing General Partner.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at December 31, 2006). The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has agreed to advance the Partnership funds in excess of the maximum amount. During the year ended December 31, 2006, the Partnership received advances of approximately $191,000 to fund capital improvements and operations at Lakeside Place Apartments. During the year ended December 31, 2005, the Partnership received advances of approximately $104,000 to fund operations at Pinetree Apartments and approximately $1,331,000 to fund real estate taxes and capital improvements at Lakeside Apartments. During the year ended December 31, 2005, the Partnership repaid approximately $104,000 representing the outstanding principal balance for Pinetree Apartments which had been previously borrowed under the Partnership Revolver and approximately $4,000 of accrued interest. There were no payments made during the year ended December 31, 2006. Interest expense during each of the years ended December 31, 2006 and 2005, amounted to approximately $175,000 and $69,000, respectively. The balance payable at December 31, 2006 including accrued interest is approximately $1,966,000 and is included in due to affiliates in the Partnership's accompanying balance sheet. Subsequent to December 31, 2006, the Managing General Partner advanced approximately $338,000 to fund real estate taxes and capital improvements at Lakeside Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $106,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 limited partnership units (the "Units") in the Partnership representing 77.86% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $34,000 and $36,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $14,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
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

3.4 (e)

Amendment to the Limited Partnership Agreement dated December 22, 2005 filed with the Registrant’s Form 10-KSB dated December 31, 2005.

10.8

Multifamily Note dated December 14, 2001, by and between National Property Investors III, L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation filed with the Registrant's Form 10-KSB for the year ended December 31, 2001.

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

Date:  March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Property Investors III (the "Partnership"), for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.