Form 10QSB
period 2007-03-31
NATIONAL PROPERTY INVESTORS III
filed 2007-05-14
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 8,816
Receivables and deposits		451
Other assets		776
Investment property:
Land	$ 2,093
Buildings and related personal property	25,649
	27,742
Less accumulated depreciation	(21,091)	6,651
		$ 16,694
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 405
Tenant security deposit liabilities		103
Accrued property taxes		973
Other liabilities		152
Due to affiliates (Note B)		2,594
Mortgage note payable		29,961

Partners' Deficit
General partner	$ (173)
Limited partners (48,049 units issued and
outstanding)	(17,321)	(17,494)
		$ 16,694

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 1,266	$ 1,261
Other income	193	212
Total revenues	1,459	1,473

Expenses:
Operating	791	707
General and administrative	47	49
Depreciation	140	138
Interest	403	433
Property taxes	195	241
Total expenses	1,576	1,568

Net loss	$ (117)	$ (95)

Net loss allocated to general partner (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(116)	(94)

	$ (117)	$ (95)

Net loss per limited partnership unit	$ (2.41)	$ (1.96)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2006	48,049	$ (172)	$(17,205)	$(17,377)

Net loss for the three months
ended March 31, 2007	--	(1)	(116)	(117)

Partners' deficit at
March 31, 2007	48,049	$ (173)	$(17,321)	$(17,494)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (117)	$ (95)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	140	138
Amortization of loan costs	8	8
Change in accounts:
Receivables and deposits	(158)	(51)
Other assets	(107)	(59)
Accounts payable	220	105
Tenant security deposit liabilities	(4)	2
Accrued property taxes	207	241
Other liabilities	(111)	27
Due to affiliates	83	35
Net cash provided by operating activities	161	351

Cash flows used in investing activities:
Property improvements and replacements	(711)	(244)

Cash flows from financing activities:
Advances received from affiliate	545	--
Payments on mortgage notes payable	(266)	(185)
Loan proceeds received	9,000	--
Loan costs paid	(117)	--
Net cash provided by (used in) financing activities	9,162	(185)

Net increase (decrease) in cash and cash equivalents	8,612	(78)

Cash and cash equivalents at beginning of period	204	482
Cash and cash equivalents at end of period	$ 8,816	$ 404

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 468	$ 389

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 68	$ 7

At December 31, 2006 and 2005, approximately $83,000 and $131,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Boards (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 for both of the three months ended March 31, 2007 and 2006 which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $35,000 for both of the three months ended March 31, 2007 and 2006, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $5,000, respectively. At March 31, 2007, approximately $31,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying balance sheet. Subsequent to March 31, 2007 this amount was paid with proceeds from the second mortgage financing (see Note C).

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the three months ended March 31, 2007 and 2006, as no operating distributions were made.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at March 31, 2007). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2007, the Partnership received advances of approximately $545,000 to fund capital improvements and operations at Lakeside Apartments.  No advances were received during the three months ended March 31, 2006. Interest expense during each of the three months ended March 31, 2007 and 2006, amounted to approximately $52,000 and $38,000, respectively. The balance payable at March 31, 2007, including accrued interest, is approximately $2,563,000 and is included in due to affiliates on the accompanying balance sheet. Subsequent to March 31, 2007, the Partnership repaid in full the advances and accrued interest of approximately $2,563,000 with proceeds from the second mortgage financing (see Note C).

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $122,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $106,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Mortgage Financing

On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date.  The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $16,300,000 (see Note D).  In connection with obtaining the second mortgage, the Partnership incurred loan costs of approximately $117,000 which were capitalized and are included in other assets on the accompanying balance sheet.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lakeside Apartments.  The modification includes an interest rate of 7.14% per annum, monthly payments of principal and interest of approximately $141,000, commencing May 1, 2007, through the maturity of January 1, 2022, at which time a balloon payment of approximately $15,791,000 is due.  The previous terms were an interest rate of 7.09% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $191,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the modified loan.

In accordance with the terms of both loan agreements, payment of the loans may be accelerated at the option of the respective lender if an event of default, as defined in the applicable loan agreements, occurs.  Events of default include, but are not limited to: nonpayment of monthly principal and interest by the due date; nonpayment of the matured balance of the loan on the maturity date; and the occurrence of any breach or default in the performance of any of the covenants or agreements made by the Partnership.

Note D – Redevelopment

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005 and during the year ended December 31, 2006 an additional $377,000 was incurred.  During the three months ended March 31, 2007 approximately $685,000 was incurred.  In August 2006, the scope of the redevelopment project was significantly expanded and is currently planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the redevelopment from operations, advances from an affiliate of the Managing General Partner and proceeds from the second mortgage financing.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. For the three months ended March 31, 2007 these amounts included approximately $12,000 of construction period taxes, $34,000 of construction period interest and $3,000 of construction period operating costs.  There were no such amounts capitalized for the three months ended March 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the three months ended March 31, 2007 and 2006 was 91% and 98%, respectively. The Managing General Partner attributes the decrease in occupancy at Lakeside Apartments to the redevelopment of the property (see Note D for detail on the redevelopment project).

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 and 2006 was approximately $117 000 and $95,000, respectively. The increase in net loss is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased due to an increase in operating expense partially offset by a decrease in both property tax and interest expense.  General and administrative and depreciation expense remained relatively constant for the comparable period.  The increase in operating expense is due to increases in property and maintenance expenses.  Property expenses increased as a result of increases in utility costs and payroll and related benefits.   Maintenance expense increased due to an increase in trash and snow removal costs and repair costs associated with minor fire damage to the property.  The decrease in property tax expense is due to tax expense capitalized related to the redevelopment of the property as discussed below and an adjustment recorded to the expense in 2006 related to an increase in the assessed value of the property.  The decrease in interest expense is due to interest costs capitalized related to the redevelopment of the property, as discussed below, and the reduction in interest expense associated with the payments of principal on the mortgage encumbering the property partially offset by an increase in interest expense charged on advances from affiliates as a result of an increase in the average balance of advances owed and an increase in the variable interest rate charged on such advances.

Total revenues decreased due to a decrease in other income as a result of decreases in lease cancellation and application fees.  Rental income remained relatively constant as an increase in the average rental rate was offset by a decrease in occupancy.

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

Liquidity And Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $8,816,000 as compared to approximately $404,000 at March 31, 2006. Cash and cash equivalents increased approximately $8,612,000 from December 31, 2006 due to approximately $9,162,000 and $161,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $711,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the second mortgage encumbering the Partnership’s property and advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgage encumbering the Partnership's property and the payment of loan costs. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at March 31, 2007). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2007, the Partnership received advances of approximately $545,000 to fund capital improvements and operations at Lakeside Apartments.  No advances were received during the three months ended March 31, 2006. Interest expense during each of the three months ended March 31, 2007 and 2006, amounted to approximately $52,000 and $38,000, respectively. The balance payable at March 31, 2007 including accrued interest was approximately $2,563,000. Subsequent to March 31, 2007, the Partnership repaid in full the advances and accrued interest of approximately $2,563,000 with proceeds from the second mortgage financing (see Note C).

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

Lakeside Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $696,000 in capital expenditures at Lakeside Apartments consisting primarily of redevelopment costs, and floor covering replacements. These improvements were funded from operating cash flow and advances from the Managing General Partner. During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005 and during the year ended December 31, 2006 an additional $377,000 was incurred.  During the three months ended March 31, 2007 approximately $685,000 was incurred.  In August 2006, the scope of the redevelopment project was significantly expanded and is currently planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the redevelopment from operations, advances from an affiliate of the Managing General Partner and proceeds from the second mortgage financing.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. For the three months ended March 31, 2007 these amounts included approximately $12,000 of construction period taxes, $34,000 of construction period interest and $3,000 of construction period operating costs.  There were no such amounts capitalized for the three months ended March 31, 2006. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2007.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and redevelopment costs referred above) of the Partnership. On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date.  The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $16,300,000 (see Note D).  In connection with obtaining the second mortgage the Partnership incurred loan costs of approximately $117,000 which were capitalized and are included in other assets on the accompanying balance sheet.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lakeside Apartments.  The modification includes an interest rate of 7.14% per annum, monthly payments of principal and interest of approximately $141,000, commencing May 1, 2007, through the maturity of January 1, 2022, at which time a balloon payment of approximately $15,791,000 is due.  The previous terms were an interest rate of 7.09% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $191,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the modified loan.

In accordance with the terms of both loan agreements, payment of the loans may be accelerated at the option of the respective lender if an event of default, as defined in the applicable loan agreements, occurs.  Events of default include, but are not limited to: nonpayment of monthly principal and interest by the due date; nonpayment of the matured balance of the loan on the maturity date; and the occurrence of any breach or default in the performance of any of the covenants or agreements made by the Partnership.

There were no distributions during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner and the planned property redevelopment, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 limited partnership units (the "Units") in the Partnership representing 77.86% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

10.11

Form Of Amended and Restated Multifamily Mortgage, Assignment of  Rents and Security Agreement between Federal Home Loan Mortgage Corporation and National Property Investors III, a California limited partnership, dated March 30, 2007.  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007.

10.12

Form of Amended and Restated Multifamily Note (Recast Transaction) between Federal Home Loan Mortgage Corporation and National Property Investors III, a California limited partnership, dated March 30, 2007.  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007.

10.13

Form of Amended and Restated Guaranty (Recast Transaction) between AIMCO Properties, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation, dated March 30, 2007.  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007.

10.14

Form of Multifamily Mortgage, Assignment of Rents and Security Agreement between Capmark Bank and National Property Investors III, a California limited partnership, dated March 30, 2007.  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007.

10.15

Form of Multifamily Note between Capmark Bank and National Property Investors III, a California limited partnership, dated March 30, 2007.  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007.

10.16

Form of Guaranty between AIMCO Properties, L.P., a Delaware limited partnership and Capmark Bank, dated March 30, 2007.  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007.

10.17

Form of Rehabilitation Agreement between National Property Investors III, a California limited partnership and Capmark Bank, dated March 30, 2007.  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007.

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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.