Form 10QSB
period 2007-06-30
NATIONAL PROPERTY INVESTORS III
filed 2007-08-14
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 4,225
Receivables and deposits		271
Other assets		750
Investment property:
Land	$ 2,093
Buildings and related personal property	28,340
	30,433
Less accumulated depreciation	(21,269)	9,164
		$ 14,410
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 631
Tenant security deposit liabilities		106
Accrued property taxes		788
Other liabilities		341
Mortgage note payable		29,928

Partners' Deficit
General partner	$ (172)
Limited partners (48,049 units
issued and outstanding)	(17,212)	(17,384)
		$ 14,410

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,207	$ 1,299	$ 2,473	$ 2,560
Other income	269	209	462	421
Total revenues	1,476	1,508	2,935	2,981

Expenses:
Operating	506	643	1,297	1,350
General and administrative	51	40	98	89
Depreciation	193	141	333	279
Interest	464	430	867	863
Property taxes	167	142	362	383
Total expenses	1,381	1,396	2,957	2,964

Casualty gains (Note E)	15	--	15	--
Net income (loss)	$ 110	$ 112	$ (7)	$ 17

Net income allocated
to general partner (1%)	$ 1	$ 1	$ --	$ --
Net income (loss) allocated
to limited partners (99%)	109	111	(7)	17

	$ 110	$ 112	$ (7)	$ 17
Net income (loss) per limited
partnership unit	$ 2.27	$ 2.31	$ (.14)	$ .35

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2006	48,049	$ (172)	$(17,205)	$(17,377)

Net loss for the six months
ended June 30, 2007	--	--	(7)	(7)

Partners' deficit at
June 30, 2007	48,049	$ (172)	$(17,212)	$(17,384)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (7)	$ 17
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	333	279
Amortization of loan costs	19	16
Casualty gain	(15)	--
Change in accounts:
Receivables and deposits	22	(45)
Other assets	(105)	(45)
Accounts payable	(17)	29
Tenant security deposit liabilities	(1)	2
Accrued property taxes	22	40
Other liabilities	78	35
Due to affiliates	(245)	76
Net cash provided by operating activities	84	404

Cash flows from investing activities:
Property improvements and replacements	(2,954)	(397)
Insurance proceeds received	15	--
Net cash used in investing activities	(2,939)	(397)

Cash flows from financing activities:
Advances from affiliate	545	49
Repayment on advances from affiliate	(2,266)	--
Payments on mortgage notes payable	(299)	(373)
Loan proceeds received	9,000	--
Loan costs paid	(104)	--
Net cash used in financing activities	6,876	(324)

Net increase in cash and cash equivalents	4,021	(317)
Cash and cash equivalents at beginning of period	204	482
Cash and cash equivalents at end of period	$ 4,225	$ 165

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,050	$ 770

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 531	$ 9

At December 31, 2006 and 2005, approximately $83,000 and $131,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at June 30, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $144,000 and $147,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $121,000 and $58,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are fees related to development services and construction management services provided by an affiliate of the Managing General Partner of approximately $56,000 and $5,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the six months ended June 30, 2007 and 2006, as no operating distributions were made.

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

The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at June 30, 2007). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2007 and 2006, the Partnership received advances of approximately $545,000 and $49,000, respectively, to fund capital improvements and operations at Lakeside Apartments.  Interest expense during each of the six months ended June 30, 2007 and 2006, amounted to approximately $54,000 and $79,000, respectively. During the six months ended June 30, 2007, the Partnership repaid in full the advances and accrued interest of approximately $2,565,000 with proceeds from the second mortgage financing (see Note C).

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $147,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $106,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Mortgage Financing

On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date. The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $22,500,000 (see Note D).  In connection with obtaining the second mortgage, the Partnership incurred loan costs of approximately $104,000 which were capitalized and are included in other assets on the accompanying balance sheet.

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

Note D – Redevelopment

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005 and during the year ended December 31, 2006 an additional $377,000 was incurred.  During the six months ended June 30, 2007 approximately $3,045,000 was incurred.  In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the second quarter of 2007 the anticipated cost of the project was increased by approximately $6,200,000 to a total project cost of approximately $22,500,000. The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the redevelopment from operations, advances from an affiliate of the Managing General Partner and proceeds from the second mortgage financing.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. For the six months ended June 30, 2007 these amounts included approximately $33,000 of construction period taxes, $89,000 of construction period interest and $9,000 of construction period operating costs.   For the six months ended June 30, 2006, these amounts included approximately $4,000 of construction period interest.

Note E – Casualty Gains

During August 2006, the Partnership incurred fire damage to one of the apartment units at Lakeside Apartments.  The Partnership received approximately $6,000 of insurance proceeds and recognized a gain of approximately $6,000 during the three and six months ended June 30, 2007 as the damaged assets were fully depreciated.

During the three and six months ended June 30, 2007 the Partnership received additional insurance proceeds of approximately $9,000 related to damage incurred to one of the buildings at Lakeside Apartments during 2006.  The Partnership recognized a gain of approximately $9,000 for the three and six months ended June 30, 2007 as the damaged assets were fully depreciated.  The Partnership had previously received $13,000 for this casualty during 2006.

During February 2007, the Partnership incurred fire damage to one of the apartment units at Lakeside Apartments. Subsequent to June 30, 2007 the Partnership received approximately $8,000 of insurance proceeds related to this casualty and anticipates recognizing a gain of approximately $8,000 during the third quarter of 2007 as the damaged assets were fully depreciated.

Note F – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the six months ended June 30, 2007 and 2006 was 87% and 98%, respectively. The Managing General Partner attributes the decrease in occupancy at Lakeside Apartments to the redevelopment of the property (see below for detail on the redevelopment project).

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

Results of Operations

The Partnership's net income for the three months ended June 30, 2007 and 2006 was approximately $110,000 and $112,000 respectively.  The Partnership’s net loss for the six months ended June 30, 2007 was approximately $7,000 compared to net income of approximately $17,000 for the corresponding period in 2006.  The decrease in net income for the six months ended 2007 is due to a decrease in total revenues partially offset by the recognition of casualty gains and a slight decrease in total expenses.  The decrease in net income for the three months ended June 30, 2007 is attributable to a decrease in total revenues partially offset by a decrease in total expenses and the recognition of casualty gains.

Total revenues decreased for both the three and six months ended June 30, 2007 due to a decrease in rental income partially offset by an increase in other income.  The decrease in rental income is attributable to a decrease in occupancy as a result of the redevelopment project at the property partially offset by an increase in the average rental rate. The increase in other income is predominately due to an increase in interest income as a result of cash received from the second mortgage financing at the end of the first quarter which is being reserved to fund the redevelopment project.

During August 2006, the Partnership incurred fire damage to one of the apartment units at Lakeside Apartments.  The Partnership received approximately $6,000 of insurance proceeds and recognized a gain of approximately $6,000 during the three and six months ended June 30, 2007 as the damaged assets were fully depreciated.

During the three and six months ended June 30, 2007 the Partnership received additional insurance proceeds of approximately $9,000 related to damage incurred to one of the buildings at Lakeside Apartments during 2006.  The Partnership recognized a gain of approximately $9,000 for the three and six months ended June 30, 2007 as the damaged assets were fully depreciated.  The Partnership had previously received $13,000 for this casualty during 2006.

During February 2007, the Partnership incurred fire damage to one of the apartment units at Lakeside Apartments.  Subsequent to June 30, 2007 the Partnership received approximately $8,000 of insurance proceeds related to this casualty and anticipates recognizing a gain of approximately $8,000 during the third quarter of 2007 as the damaged assets were fully depreciated.

Total expenses decreased slightly for both the three and six months ended June 30, 2007 as a decrease in operating expenses was offset by increases in depreciation, interest and general and administrative expenses.   In addition, property tax expense increased for the three months ended June 30, 2007 and decreased for the six months ended June 30, 2007.

Operating expense decreased for the three months ended June 30, 2007 primarily due to decreases in maintenance and property expense.  Property expense decreased due to decreases in utility costs at the property.  Maintenance expense decreased due to decreases in contract painting, water extraction, snow removal and exterior building improvement costs. Operating expense decreased for the six months ended June 30, 2007 primarily due to decreases in maintenance and property expense. Maintenance expense decreased due to decreases in contract painting, repairs payroll capitalized, and a decrease in supplies and parts purchased. Property expenses decreased primarily due to decreases in utility and payroll costs. Depreciation expense increased for both periods due to property improvements and replacements being placed into service during the second quarter of 2007.  Interest expense increased for both periods due to the addition of new debt encumbering Lakeside Apartments partially offset by a decrease in interest on advances from an affiliate as a result of the advances being repaid during April 2007 and interest capitalized in connection with the redevelopment of the property.  Property tax expense increased for the three months ended June 30, 2007 due to an increase in the assessed value of the property which more than offset the amount of property taxes capitalized in connection with the redevelopment of the property.   For the six months ended June 30, 2007 the amount of capitalized property taxes exceeded the increase in the taxes as a result of the increase in assessed value. Property taxes also increased for both periods due to the receipt of a tax refund during the six months ended June 30, 2006.

General and administrative expenses increased for both the three and six months ended June 30, 2007 due to an increase in the cost of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the six months ended June 30, 2006 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $4,225,000 as compared to approximately $165,000 at June 30, 2006. Cash and cash equivalents increased approximately $4,021,000 from December 31, 2006 due to approximately $6,876,000 and $84,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $2,939,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the second mortgage encumbering the Partnership’s property and advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgage encumbering the Partnership's property, repayment of the advances received and the payment of loan costs. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at June 30, 2007). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2007 and 2006, the Partnership received advances of approximately $545,000 and $49,000, respectively, to fund capital improvements and operations at Lakeside Apartments.  Interest expense during each of the six months ended June 30, 2007 and 2006, amounted to approximately $54,000 and $79,000, respectively. During the six months ended June 30, 2007, the Partnership repaid in full the advances and accrued interest of approximately $2,565,000 with proceeds from the second mortgage financing (see Note C).

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

Lakeside Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $3,402,000 in capital expenditures at Lakeside Apartments consisting primarily of redevelopment costs, other building improvements, and floor covering replacements. These improvements were funded from operating cash flow, advances from the Managing General Partner and proceeds from the second mortgage financing. During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005 and during the year ended December 31, 2006 an additional $377,000 was incurred.  During the six months ended June 30, 2007 approximately $3,045,000 was incurred.  In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the second quarter of 2007 the anticipated cost of the project was increased by approximately $6,200,000 to a total project cost of approximately $22,500,000.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the redevelopment from operations, advances from an affiliate of the Managing General Partner and proceeds from the second mortgage financing.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. For the six months ended June 30, 2007 these amounts included approximately $33,000 of construction period taxes, $89,000 of construction period interest and $9,000 of construction period operating costs.  For the six months ended June 30, 2006 these amounts included approximately $4,000 of construction period interest. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2007.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and redevelopment costs referred to above) of the Partnership. On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date.  The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $22,500,000 (see Note D).  In connection with obtaining the second mortgage the Partnership incurred loan costs of approximately $104,000 which were capitalized and are included in other assets on the accompanying balance sheet.

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

There were no distributions during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the planned property redevelopment, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 limited partnership units (the "Units") in the Partnership representing 77.86% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors III (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.