Form 10KSB
period 2007-12-31
NATIONAL PROPERTY INVESTORS III
filed 2008-03-31
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $5,887,000

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2007 and 2006.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

Redevelopment and construction risks could affect the Partnership’s profitability.

The Partnership’s property is currently under redevelopment.  These activities are subject to the following risks:

•

the Partnership may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•

the Partnership may incur costs that exceed its original estimates due to increased material, labor or other costs;

•

the Partnership may be unable to complete construction and lease up of a property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•

occupancy rates and rents at a property may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

•

the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

•

the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident terminations, or managing existing improvements on the site prior to resident terminations.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

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

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use
Lakeside Apartments	12/18/80	Fee ownership subject to	Apartment
Lisle, Illinois		1st and 2nd mortgages	568 units

Schedule of Property

Set forth below for the Partnership's remaining property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lakeside
Apartments	$43,751	$22,088	5-40 yrs	S/L	$18,832

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Lakeside Apartments
1st mortgage	$20,825	7.14%	30 yrs	01/01/22	$15,791
2nd mortgage	9,000	5.90%	30 yrs	01/01/22	7,185

Total	$29,825				$22,976

(1)

Fixed rate mortgages.

(2)

See “Item 7. Financial Statements – Note C” for information with respect to the Partnership’s ability to prepay the loans and other details about the loans.

On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date. The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $23,693,000 (see “Item 7. Financial Statements – Note E”).  In connection with obtaining the second mortgage, the Partnership incurred loan costs of approximately $104,000 which were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lakeside Apartments.  The modification includes an interest rate of 7.14% per annum, monthly payments of principal and interest of approximately $141,000, commencing May 1, 2007, through the maturity of January 1, 2022, at which time a balloon payment of approximately $15,791,000 is due.  The previous terms were an interest rate of 7.09% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $191,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

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

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2007 and 2006 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Properties	2007	2006	2007	2006

Lakeside Apartments	$10,505	$ 9,580	86%	97%

The Managing General Partner attributes the decrease in occupancy at Lakeside Apartments to the redevelopment of the property (see “Capital Improvements” below for details on the redevelopment project).

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No individual tenant leases 10% or more of the available rental space. The property is currently being redeveloped.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2007 for the property were:

	2007	2007
	Billing	Rate
	(in thousands)

Lakeside Apartments	$747	6.35%

Capital Improvements

Lakeside Apartments

The Partnership completed approximately $16,720,000 in capital expenditures at Lakeside Apartments during the year ended December 31, 2007, consisting primarily of redevelopment costs, other building improvements, and floor covering replacements. These improvements were funded from operating cash flow, advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner and proceeds from the second mortgage financing. During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.  Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006, an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. For the year ended December 31, 2007 these amounts included approximately $70,000 of construction period taxes, $225,000 of construction period interest and $16,000 of construction period operating costs.  For the year ended December 31, 2006 these amounts included approximately $1,000 of construction period taxes and $14,000 of construction period interest. The Partnership expects to fund the remaining redevelopment from operations and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2008.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matters were submitted to a vote of the unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Stockholder Matters

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units (“the Units”) aggregating $24,024,500. As of December 31, 2007, the Partnership had 48,049 Units outstanding held by 777 limited partners of record. Affiliates of the Managing General Partner owned 37,410 Units or 77.86% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner, and the planned property redevelopment, it is unlikely that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2008 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 Units in the Partnership representing 77.86% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $478,000 for the year ended December 31, 2007 compared to net income of approximately $271,000 for the year ended December 31, 2006.  The decrease in net income for the year ended December 31, 2007 was due to an increase in total expenses and a decrease in total revenue, partially offset by an increase in the recognition of casualty gains.

Total revenues decreased for the year ended December 31, 2007 due to a decrease in rental income partially offset by an increase in other income.  The decrease in rental income is attributable to a decrease in occupancy as a result of the redevelopment project at the property, partially offset by an increase in average rental rates.  The increase in other income is predominantly due to an increase in interest income as a result of cash received from the second mortgage financing at the end of the first quarter which had been reserved to fund the redevelopment project.

In April 2006, Lakeside Apartments suffered damage to one of its buildings from a vehicle collision with a building. Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty. During the second quarter of 2007, the Partnership received an additional $9,000 of insurance proceeds which was recognized as a casualty gain during the year ended December 31, 2007.

During August 2006, the Partnership incurred fire damage to one of the apartment units at Lakeside Apartments.  The Partnership received approximately $6,000 of insurance proceeds and recognized a gain of approximately $6,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated.

During February 2007, the Partnership incurred fire damage to one of the apartment units at Lakeside Apartments. During the year ended December 31, 2007, the Partnership received approximately $8,000 of insurance proceeds related to this casualty. The Partnership recognized a gain of approximately $8,000 for the year ended December 31, 2007 as the damaged assets were fully depreciated.

Total expenses increased for the year ended December 31, 2007 primarily due to increases in depreciation and interest expenses.  General and administrative, property tax and operating expenses remained relatively constant for the comparable period.

Depreciation expense increased due to property improvements and replacements being placed into service during 2007 predominantly related to the redevelopment of the property.  Interest expense increased due to the addition of new debt encumbering Lakeside Apartments, as discussed below, partially offset by interest capitalized in connection with the redevelopment of the property and scheduled interest payments on the first mortgage encumbering Lakeside Apartments. Operating expense remained relatively constant as increases in advertising, administrative and insurance expenses were offset by a decrease in maintenance expense.  Advertising expense increased as a result of increases in various advertising mediums to promote the property while it is undergoing redevelopment.  Administrative expenses increased due to increases in contract cleaning costs, tenant relations costs, and telephone costs. Insurance expense increased as a result of an increase in insurance premiums. Maintenance expense decreased due to decreases in contract painting, cleaning and trash removal costs combined with an increase in construction period operating costs capitalized as part of the redevelopment of the property, partially offset by an increase in water extraction costs.

Included in general and administrative expenses for the year ended December 31, 2007 are management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $255,000 compared to approximately $204,000 at December 31, 2006.  Cash and cash equivalents increased approximately $51,000 from December 31, 2006 due to approximately $14,008,000 and $720,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $14,677,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds from the second mortgage encumbering the Partnership’s property and advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the first mortgage encumbering Lakeside Apartments, payment of advances from an affiliate of the Managing General Partner and the payment of loan costs. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the years ended December 31, 2007 and 2006, the Partnership received advances of approximately $7,780,000 and $191,000, respectively, from AIMCO Properties, L.P., to fund redevelopment capital improvements and operations at Lakeside Apartments.  The advances bear interest at the prime rate plus 2% (9.25% at December 31, 2007) per annum.  Interest expense during the years ended December 31, 2007 and 2006 was approximately $130,000 and $175,000, respectively.  During the year ended December 31, 2007, the Partnership repaid approximately $2,266,000 of advances and approximately $299,000 of accrued interest.  There were no payments made during the year ended December 31, 2006.  At December 31, 2007, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $7,311,000 and is included in due to affiliates on the balance sheet included in “Item 7 - Financial Statements”.  Subsequent to December 31, 2007, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $964,000 to fund operating expenses and redevelopment capital improvements at Lakeside Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005.  In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008. During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007 approximately $16,544,000 was expended.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. For the year ended December 31, 2007 these amounts included approximately $70,000 of construction period taxes, $225,000 of construction period interest and $16,000 of construction period operating costs.  For the year ended December 31, 2006 these amounts included approximately $1,000 of construction period taxes and $14,000 of construction period interest. The Partnership expects to fund the remaining redevelopment from operations and advances from AIMCO Properties, L.P.  The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2008.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and redevelopment costs referred to above) of the Partnership. On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date.  The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $23,693,000.  In connection with obtaining the second mortgage the Partnership incurred loan costs of approximately $104,000 which were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lakeside Apartments.  The modification includes an interest rate of 7.14% per annum, monthly payments of principal and interest of approximately $141,000, commencing May 1, 2007, through the maturity of January 1, 2022, at which time a balloon payment of approximately $15,791,000 is due.  The previous terms were an interest rate of 7.09% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $191,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

There were no distributions made by the Partnership during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner and the planned property redevelopment, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2008 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to capital expenditures at the property.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 limited partnership units (the "Units") in the Partnership representing 77.86% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note A – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 7. Financial Statements”.  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 7.

Financial Statements

NATIONAL PROPERTY INVESTORS III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors III

We have audited the accompanying balance sheet of National Property Investors III as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors III at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

NATIONAL PROPERTY INVESTORS III

BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 255
Receivables and deposits		299
Other assets		671
Investment property (Notes C, D and E):
Land	$ 2,093
Buildings and related personal property	41,658
	43,751
Less accumulated depreciation	(22,088)	21,663
		$ 22,888
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 2,224
Tenant security deposit liabilities		109
Accrued property taxes		828
Other liabilities		421
Due to affiliates (Note B)		7,336
Mortgage notes payable (Note C)		29,825

Partners' Deficit
General partner	$ (177)
Limited partners (48,049 units issued and
outstanding)	(17,678)	(17,855)
		$ 22,888

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 5,039	$ 5,195
Other income	848	756
Total revenues	5,887	5,951

Expenses:
Operating	2,480	2,467
General and administrative	179	169
Depreciation	1,152	568
Interest	1,838	1,724
Property taxes	739	765
Total expenses	6,388	5,693

Casualty gain (Note G)	23	13
Net (loss) income (Note F)	$ (478)	$ 271

Net (loss) income allocated to general partner (1%)	$ (5)	$ 3
Net (loss) income allocated to limited partners (99%)	(473)	268

	$ (478)	$ 271

Net (loss) income per limited partnership unit	$ (9.84)	$ 5.58

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2005	48,049	$ (175)	$(17,473)	$(17,648)

Net income for the year ended
December 31, 2006	--	3	268	271

Partners' deficit at
December 31, 2006	48,049	(172)	(17,205)	(17,377)

Net loss for the year ended
December 31, 2007	--	(5)	(473)	(478)

Partners' deficit at
December 31, 2007	48,049	$ (177)	$(17,678)	$(17,855)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (478)	$ 271
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Amortization of loan costs	38	32
Depreciation	1,152	568
Casualty gain	(23)	(13)
Change in accounts:
Receivables and deposits	(6)	(63)
Other assets	(45)	25
Accounts payable	4	67
Tenant security deposit liabilities	2	(9)
Accrued property taxes	62	72
Other liabilities	158	(10)
Due to affiliates	(144)	171
Net cash provided by operating activities	720	1,111

Cash flows from investing activities:
Property improvements and replacements	(14,700)	(832)
Insurance proceeds received	23	13
Net cash used in investing activities	(14,677)	(819)

Cash flows from financing activities:
Payments on mortgage notes payable	(402)	(761)
Payments on advances from affiliate	(2,266)	--
Advances received from affiliate	7,780	191
Loan proceeds received	9,000	--
Loan costs paid	(104)	--
Net cash provided by (used in) financing activities	14,008	(570)

Net increase (decrease) in cash and cash equivalents	51	(278)
Cash and cash equivalents at beginning of year	204	482
Cash and cash equivalents at end of year	$ 255	$ 204

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,927	$ 1,521

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 2,103	$ 83

Included in property improvements and replacements for the year ended December 31, 2006 are approximately $131,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization

National Property Investors III (the "Partnership) was organized under the Uniform Limited Partnership Laws of California on February 1, 1979 for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500.  In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2022, or sooner, in accordance with the terms of the Partnership Agreement. The Partnership commenced operations in the beginning of 1980 and completed its acquisition of apartment properties by the end of 1980.  The Partnership operates one apartment property located in the Midwest at December 31, 2007.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $111,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits on the balance sheet. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalized costs related to interest, property taxes and operating costs during the year ended December 31, 2007 of approximately $225,000, $70,000 and $16,000, respectively. The Partnership capitalized costs related to interest and property taxes during the year ended December 31, 2006 of approximately $14,000 and $1,000, respectively.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Depreciation

Depreciation is provided by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

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

Advertising Costs

Advertising costs of approximately $101,000 and $52,000 during the years ended December 31, 2007 and 2006, respectively, were charged to expense as incurred and are included in operating expenses.

Deferred Costs

At December 31, 2007, loan costs of approximately $752,000 are included in other assets in the accompanying balance sheet and are amortized over the term of the related loan agreements. At December 31, 2007, accumulated amortization is approximately $197,000. Amortization of loan costs is included in interest expense in the accompanying statements of operations and was approximately $38,000 and $32,000 for the years ended December 31, 2007 and 2006, respectively. Amortization expense is expected to be approximately $39,000 for each of the years 2008 through 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair market value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value at December 31, 2007.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities.

The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $289,000 and $293,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $639,000 and $190,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $7,000 and $15,000, respectively.  In connection with the redevelopment project (as discussed in “Note E”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $515,000 and $67,000 in redevelopment supervision fees during the years ended December 31, 2007 and 2006, respectively, which are included in investment property. At December 31, 2007 approximately $25,000 of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. This fee is included in general and administrative expense. There was no such fee for the years ended December 31, 2007 and 2006 as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the years ended December 31, 2007 and 2006, the Partnership received advances of approximately $7,780,000 and $191,000, respectively, from AIMCO Properties, L.P., to fund redevelopment capital improvements and operations at Lakeside Apartments.  The advances bear interest at the prime rate plus 2% (9.25% at December 31, 2007) per annum.  Interest expense during the years ended December 31, 2007 and 2006 was approximately $130,000 and $175,000, respectively.  Interest expense during the years ended December 31, 2007 and 2006, amounted to approximately $130,000 and $175,000, respectively.  During the year ended December 31, 2007, the Partnership repaid approximately $2,266,000 of advances and approximately $299,000 of accrued interest.  There were no payments made during the year ended December 31, 2006.  At December 31, 2007, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $7,311,000 and is included in due to affiliates. Subsequent to December 31, 2007, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $964,000 to fund operating expenses and redevelopment capital improvements at Lakeside Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $128,000 and $106,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 limited partnership units (the "Units") in the Partnership representing 77.86% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Property
Lakeside Apartments
1st mortgage	$20,825	$ 141	7.14%	01/01/22	$15,791
2nd mortgage	9,000	44	5.90%	01/01/22	7,185
Total	$29,825	$ 185			$22,976

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by pledge of revenues from the rental property.  Further, the property may not be sold subject to existing indebtedness.

On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date. The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $23,693,000 (see Note E).  In connection with obtaining the second mortgage, the Partnership incurred loan costs of approximately $104,000 which were capitalized and are included in other assets on the accompanying balance sheet.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lakeside Apartments.  The modification includes an interest rate of 7.14% per annum, monthly payments of principal and interest of approximately $141,000, commencing May 1, 2007, through the maturity of January 1, 2022, at which time a balloon payment of approximately $15,791,000 is due.  The previous terms were an interest rate of 7.09% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $191,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 217
2009	233
2010	315
2011	387
2012	412
Thereafter	28,261
$29,825

Note D - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakeside Apartments	$29,825	$ 2,087	$15,363	$26,301

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Lakeside
Apartments	$ 2,093	$41,658	$43,751	$22,088	1973/1975	12/80	5-40 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	December 31,
	2007	2006
	(in thousands)
Investment Property
Balance at beginning of year	$27,046	$26,272
Property improvements and replacements	16,720	784
Disposition of property	(15)	(10)
Balance at end of year	$43,751	$27,046

Accumulated Depreciation
Balance at beginning of year	$20,951	$20,393
Additions charged to expense	1,152	568
Disposition of property	(15)	(10)
Balance at end of year	$22,088	$20,951

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $42,439,000 and $26,540,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $23,607,000 and $21,696,000, respectively.

Note E - Redevelopment

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the remaining redevelopment from operations and advances from AIMCO Properties, L.P.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. For the year ended December 31, 2007 these amounts included approximately $70,000 of construction period taxes, $225,000 of construction period interest and $16,000 of construction period operating costs.  For the year ended December 31, 2006 these amounts included approximately $1,000 of construction period taxes and $14,000 of construction period interest.

Note F - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the financial statements of the Partnership.

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net (loss) income from the financial statements to the net taxable (loss) income to partners is as follows (in thousands, except per unit data):

	December 31,
	2007	2006
Net (loss) income as reported	$ (478)	$ 271
Prepaid rent	129	(20)
Depreciation differences	(759)	66
Other	(9)	27
Casualty	(23)	(13)
Federal taxable (loss) income	$(1,140)	$ 331
Federal taxable income per limited
partnership unit	$ 108.92	$ 20.27 (1)

(1)

For 2007 and 2006 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable (loss) income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

2007

Net liabilities as reported	$(17,855)
Land and buildings	(1,312)
Accumulated depreciation	(1,519) xxx
Syndication and distribution costs	2,727
Prepaid rent	164
Other	935

Net liabilities - Federal tax basis	$(16,860)

Note G – Casualty Gains

In April 2006, Lakeside Apartments suffered damage to one of its buildings from a vehicle collision with a building. Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty. During the second quarter of 2007, the Partnership received an additional $9,000 of insurance proceeds which was recognized as a casualty gain during the year ended December 31, 2007.

During August 2006, the Partnership incurred fire damage to one of the apartment units at Lakeside Apartments.  The Partnership received approximately $6,000 of insurance proceeds and recognized a gain of approximately $6,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated.

During February 2007, the Partnership incurred fire damage to one of the apartment units at Lakeside Apartments. During the year ended December 31, 2007, the Partnership received approximately $8,000 of insurance proceeds related to this casualty. The Partnership recognized a gain of approximately $8,000 for the year ended December 31, 2007 as the damaged assets were fully depreciated.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs forpersonal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

National Property Investors III (the “Partnership”) has no directors or officers.  NPI Equity Investments (“NPI Equity” or the “Managing General Partner”) manages substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the years ended December 31, 2007 and 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2007, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	21,566	44.88%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	15,844	32.98%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St., Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $289,000 and $293,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $639,000 and $190,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $7,000 and $15,000, respectively.  In connection with the redevelopment project (as discussed in “Item 7. Financial Statements – Note E”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $515,000 and $67,000 in redevelopment supervision fees during the years ended December 31, 2007 and 2006, respectively, which are included in investment property. At December 31, 2007 approximately $25,000 of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. This fee is included in general and administrative expense. There was no such fee for the years ended December 31, 2007 and 2006 as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the years ended December 31, 2007 and 2006, the Partnership received advances of approximately $7,780,000 and $191,000, respectively, from AIMCO Properties, L.P., to fund redevelopment capital improvements and operations at Lakeside Apartments.  The advances bear interest at the prime rate plus 2% (9.25% at December 31, 2007) per annum.  Interest expense during the years ended December 31, 2007 and 2006 was approximately $130,000 and $175,000, respectively.  Interest expense during the years ended December 31, 2007 and 2006, amounted to approximately $130,000 and $175,000, respectively.  During the year ended December 31, 2007, the Partnership repaid approximately $2,266,000 of advances and approximately $299,000 of accrued interest.  There were no payments made during the year ended December 31, 2006.  At December 31, 2007, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $7,311,000 and is included in due to affiliates.  Subsequent to December 31, 2007, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $964,000 to fund operating expenses and redevelopment capital improvements at Lakeside Apartments.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 limited partnership units (the "Units") in the Partnership representing 77.86% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $37,000 and $34,000 for 2007 and 2006, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $10,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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