Form 10-Q
period 2008-03-31
NATIONAL PROPERTY INVESTORS III
filed 2008-05-14
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 161	$ 255
Receivables and deposits	323	299
Other assets	713	671
Investment property (Note D):
Land	2,093	2,093
Buildings and related personal property	42,623	41,658
	44,716	43,751
Less accumulated depreciation	(22,754)	(22,088)
	21,962	21,663
	$ 23,159	$ 22,888
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,887	$ 2,224
Tenant security deposit liabilities	115	109
Accrued property taxes	1,040	828
Other liabilities	335	421
Due to affiliates (Note B)	8,482	7,336
Mortgage notes payable	29,772	29,825
	41,631	40,743

Partners' Deficit
General partner	(183)	(177)
Limited partners (48,049 units issued and
outstanding)	(18,289)	(17,678)
	(18,472)	(17,855)
	$ 23,159	$ 22,888

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 1,408	$ 1,266
Other income	265	193
Total revenues	1,673	1,459

Expenses:
Operating	749	791
General and administrative	56	47
Depreciation	666	140
Interest	613	403
Property taxes	206	195
Total expenses	2,290	1,576

Net loss	$ (617)	$ (117)

Net loss allocated to general partner (1%)	$ (6)	$ (1)
Net loss allocated to limited partners (99%)	(611)	(116)

	$ (617)	$ (117)

Net loss per limited partnership unit	$(12.72)	$ (2.41)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2007	48,049	$ (177)	$(17,678)	$(17,855)

Net loss for the three months
ended March 31, 2008	--	(6)	(611)	(617)

Partners' deficit at
March 31, 2008	48,049	$ (183)	$(18,289)	$(18,472)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (617)	$ (117)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	666	140
Amortization of loan costs	10	8
Change in accounts:
Receivables and deposits	(24)	(158)
Other assets	(52)	(107)
Accounts payable	83	220
Tenant security deposit liabilities	6	(4)
Accrued property taxes	212	207
Other liabilities	(86)	(111)
Due to affiliates	182	83
Net cash provided by operating activities	380	161

Cash flows used in investing activities:
Property improvements and replacements	(1,385)	(711)

Cash flows from financing activities:
Advances received from affiliate	964	545
Payments on mortgage notes payable	(53)	(266)
Loan proceeds received	--	9,000
Loan costs paid	--	(117)
Net cash provided by financing activities	911	9,162

Net (decrease) increase in cash and cash equivalents	(94)	8,612

Cash and cash equivalents at beginning of period	255	204
Cash and cash equivalents at end of period	$ 161	$ 8,816

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 441	$ 468

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 1,683	$ 68

At December 31, 2007 and 2006, approximately $2,103,000 and $83,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $77,000 and $74,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $124,000 and $35,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately zero and $3,000, respectively.  In connection with the redevelopment project (as discussed in “Note D”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred. The Partnership was charged approximately $100,000 and zero in redevelopment supervision fees during the three months ended March 31, 2008 and 2007, respectively, which are included in investment property. At March 31, 2008 and December 31, 2007 approximately $48,000 and $25,000 of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the three months ended March 31, 2008 and 2007, as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the three months ended March 31, 2008 and 2007, the Partnership received advances of approximately $964,000 and $545,000, respectively, from AIMCO Properties, L.P., to fund redevelopment capital improvements and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (7.25% at March 31, 2008) per annum.  Interest expense during the three months ended March 31, 2008 and 2007 was approximately $160,000 and $52,000, respectively.  At March 31, 2008 and December 31, 2007, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $8,434,000 and $7,311,000, respectively, and is included in due to affiliates. Subsequent to March 31, 2008, the Partnership received additional advances form AIMCO Properties, L.P., of approximately $1,294,000 primarily to fund redevelopment capital improvements at Lakeside Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $63,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $128,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Mortgage Financing

On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date. The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $22,918,000 (see Note D).  In connection with obtaining the second mortgage, the Partnership incurred loan costs of approximately $104,000 (at March 31, 2007 $117,000 had been paid of which $13,000 was refunded during 2007) which were capitalized and are included in other assets on the accompanying balance sheet.

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

Note D – Redevelopment

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the three months ended March 31, 2008, the anticipated cost of the project was decreased to approximately $22,918,000. During the three months ended March 31, 2008, approximately $933,000 was expended.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.   In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the remaining redevelopment from operations and advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. For the three months ended March 31, 2008 these amounts included approximately $6,000 of construction period taxes, $64,000 of construction period interest and $4,000 of construction period operating costs.  For the three months ended March 31, 2007 these amounts included approximately $12,000 of construction period taxes, $34,000 of construction period interest and $3,000 of construction period operating costs.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the three months ended March 31, 2008 and 2007 was 90% and 91%, respectively.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 and 2007 was approximately $617,000 and $117,000, respectively. The increase in net loss is due to an increase in total expenses partially offset by  an increase in total revenues.

Total expenses increased due to increases in depreciation and interest expenses partially offset by a decrease in operating expenses. Property tax and general and administrative expenses remained relatively constant for the comparable period. The increase in depreciation expense is primarily due to capital improvements and replacements being placed into service related to the redevelopment at Lakeside Apartments. The increase in interest expense is due to an increase in interest charged on advances from affiliates as a result of an increase in the average balance of advances owed partially offset by a decrease in the variable interest rate charged on such advances and an increase in interest on the second mortgage added on Lakeside Apartments at the end of the first quarter of 2007 partially offset by interest capitalized in connection with the redevelopment of Lakeside Apartments. The decrease in operating expenses is primarily due to a decrease in property expenses due to a decrease in utility costs partially offset by an increase in maintenance salaries.

The increase in total revenues is due to an increase in both rental income and other income. The increase in rental income is due to an increase in the average rental rate partially offset by a decrease in occupancy and an increase in bad debt expense at Lakeside Apartments. The increase in other income is due to increases in lease cancellation fees, resident utility payments and late charges at Lakeside Apartments.

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

Liquidity And Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $161,000 as compared to approximately $8,816,000 at March 31, 2007. Cash and cash equivalents decreased approximately $94,000 from December 31, 2007 due to approximately $1,385,000 of cash used in investing activities, partially offset by approximately $911,000 and $380,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the first mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the three months ended March 31, 2008 and 2007, the Partnership received advances of approximately $964,000 and $545,000, respectively, from AIMCO Properties, L.P., to fund redevelopment capital improvements and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (7.25% at March 31, 2008) per annum.  Interest expense during the three months ended March 31, 2008 and 2007 was approximately $160,000 and $52,000, respectively.  At March 31, 2008 and December 31, 2007, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $8,434,000 and $7,311,000, respectively, and is included in due to affiliates. Subsequent to March 31, 2008, the Partnership received additional advances form AIMCO Properties, L.P., of approximately $1,294,000 primarily to fund redevelopment capital improvements at Lakeside Apartments.

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

Lakeside Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $965,000 in capital expenditures at Lakeside Apartments consisting primarily of redevelopment costs, other building improvements, and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P.  During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended.  During the three months ended March 31, 2008, the anticipated cost of the project was decreased to approximately $22,918,000.  During the three months ended March 31, 2008, approximately $933,000 was expended.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the remaining redevelopment from operations and advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. For the three months ended March 31, 2008 these amounts included approximately $6,000 of construction period taxes, $64,000 of construction period interest and $4,000 of construction period operating costs.  For the three months ended March 31, 2007 these amounts included approximately $12,000 of construction period taxes, $34,000 of construction period interest and $3,000 of construction period operating costs. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2008.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and redevelopment costs referred to above) of the Partnership. On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date.  The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $22,918,000, as discussed above.  In connection with obtaining the second mortgage the Partnership incurred loan costs of approximately $104,000 (at March 31, 2007 $117,000 had been paid of which $13,000 was refunded during 2007) which were capitalized and are included in other assets on the balance sheet included in Item 1. Financial Statements.

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

There were no distributions during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner and the planned property redevelopment, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 limited partnership units (the "Units") in the Partnership representing 77.86% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 13, 2008	By: /s/Stephen B. Waters
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