Form 10-Q
period 2008-09-30
NATIONAL PROPERTY INVESTORS III
filed 2008-11-14
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(864) 239-1000

(Issuer's telephone number, including area code)

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 317	$ 255
Receivables and deposits	252	299
Other assets	667	671
Investment property (Note D):
Land	2,093	2,093
Buildings and related personal property	44,998	41,658
	47,091	43,751
Less accumulated depreciation	(24,368)	(22,088)
	22,723	21,663
	$ 23,959	$ 22,888
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 714	$ 2,224
Tenant security deposit liabilities	105	109
Accrued property taxes	585	828
Other liabilities	364	421
Due to affiliates (Note B)	12,397	7,336
Mortgage notes payable	29,664	29,825
	43,829	40,743

Partners' Deficit
General partner	(197)	(177)
Limited partners (48,049 units issued and
outstanding)	(19,673)	(17,678)
	(19,870)	(17,855)
	$ 23,959	$ 22,888

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 1,378	$ 1,245	$ 4,164	$ 3,718
Other income	188	179	634	641
Total revenues	1,566	1,424	4,798	4,359

Expenses:
Operating	644	562	1,971	1,859
General and administrative	46	37	142	135
Depreciation	881	306	2,280	639
Interest	710	459	1,959	1,326
Property taxes	188	183	461	545
Total expenses	2,469	1,547	6,813	4,504

Casualty gain (Note E)	--	8	--	23
Net loss	$ (903)	$ (115)	$(2,015)	$ (122)

Net loss allocated to general
partner (1%)	$ (9)	$ (1)	$ (20)	$ (1)
Net loss allocated to limited
partners (99%)	(894)	(114)	(1,995)	(121)
	$ (903)	$ (115)	$(2,015)	$ (122)
Net loss per limited
partnership unit	$ (18.61)	$ (2.37)	$(41.52)	$ (2.52)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2007	48,049	$ (177)	$(17,678)	$(17,855)

Net loss for the nine months
ended September 30, 2008	--	(20)	(1,995)	(2,015)

Partners' deficit at
September 30, 2008	48,049	$ (197)	$(19,673)	$(19,870)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,015)	$ (122)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of loan costs	30	28
Depreciation	2,280	639
Casualty gain	--	(23)
Change in accounts:
Receivables and deposits	47	14
Other assets	(26)	(86)
Accounts payable	(53)	(13)
Tenant security deposit liabilities	(4)	2
Accrued property taxes	(243)	(145)
Other liabilities	(57)	137
Due to affiliates	640	(245)
Net cash provided by operating activities	599	186

Cash flows from investing activities:
Property improvements and replacements	(4,797)	(6,549)
Insurance proceeds received	--	23
Net cash used in investing activities	(4,797)	(6,526)

Cash flows from financing activities:
Advances from affiliate	4,421	545
Repayment on advances from affiliate	--	(2,266)
Payments on mortgage notes payable	(161)	(350)
Loan proceeds received	--	9,000
Loan costs paid	--	(104)
Net cash provided by financing activities	4,260	6,825

Net increase in cash and cash equivalents	62	485
Cash and cash equivalents at beginning of period	255	204
Cash and cash equivalents at end of period	$ 317	$ 689

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,352	$ 1,499

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 646	$ 2,297

At December 31, 2007 and 2006, approximately $2,103,000 and $83,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at September 30, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $237,000 and $216,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $271,000 and $288,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $4,000 and $8,000, respectively.  In connection with the redevelopment project (as discussed in “Note D”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred. The Partnership was charged $188,000 and $189,000 in redevelopment supervision fees during the nine months ended September 30, 2008 and 2007, respectively, which are included in investment property. At September 30, 2008 and December 31, 2007 approximately $101,000 and $25,000 of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the nine months ended September 30, 2008 and 2007, as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the nine months ended September 30, 2008 and 2007, the Partnership received advances of approximately $4,421,000 and $545,000, respectively, from AIMCO Properties, L.P., to fund redevelopment capital improvements and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (7.00% at September 30, 2008) per annum.  Interest expense during the nine months ended September 30, 2008 and 2007 was approximately $565,000 and $54,000, respectively.  During the nine months ended September 30, 2007, the Partnership repaid advances and accrued interest of approximately $2,565,000 with proceeds from the March 2007 second mortgage financing.  The Partnership did not repay any advances or accrued interest during the nine months ended September 30, 2008.  At September 30, 2008 and December 31, 2007, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $12,296,000 and $7,311,000, respectively, and is included in due to affiliates. Subsequent to September 30, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $522,000 primarily to fund redevelopment capital improvements and operations at Lakeside Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $103,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $128,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

Note D – Redevelopment

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended.  During the nine months ended September 30, 2008, the anticipated cost of the project was decreased to approximately $23,000,000 and estimated to be completed by April 2009.  During the nine months ended September 30, 2008, approximately $3,150,000 was expended.  The redevelopment will consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The planned common area improvements consist of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.   In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership expects to fund the remaining redevelopment from operations and advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. For the nine months ended September 30, 2008 these amounts included approximately $19,000 of construction period taxes, $159,000 of construction period interest and $9,000 of construction period operating costs.  For the nine months ended September 30, 2007 these amounts included approximately $56,000 of construction period taxes, $146,000 of construction period interest and $13,000 of construction period operating costs.

Note E – Casualty Gains

During August 2006, the Partnership incurred fire damage to one of the apartment units at Lakeside Apartments.  The Partnership received approximately $6,000 of insurance proceeds and recognized a gain of approximately $6,000 during the nine months ended September 30, 2007 as the damaged assets were fully depreciated.

During the nine months ended September 30, 2007 the Partnership received additional insurance proceeds of approximately $9,000 related to damage incurred to one of the buildings at Lakeside Apartments during 2006.  The Partnership recognized a gain of approximately $9,000 for the nine months ended September 30, 2007 as the damaged assets were fully depreciated.  The Partnership had previously received $13,000 for this casualty during 2006.

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

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The Partnership is currently gathering information to quantify the cost of the damages to the property along with the cause for the fire. Initial estimates are such that the loss is between $200,000 and $250,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.

In September 2008, Lakeside Apartments sustained minor damage from Hurricane Ike. The clean up costs are currently estimated to be approximately $15,000. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

Note F – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the nine months ended September 30, 2008 and 2007 was 88% and 86%, respectively.

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

Results of Operations

The Partnership's net loss for the three months ended September 30, 2008 and 2007 was approximately $903,000 and $115,000, respectively.  The Partnership’s net loss for the nine months ended September 30, 2008 and 2007 was approximately $2,015,000 and $122,000, respectively. The increase in net loss for the three and nine months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total revenues increased for the nine months ended September 30, 2008 due to an increase in rental income, partially offset by a decrease in other income.  Rental income increased due to increases in both occupancy and the average rental rate at Lakeside Apartments partially offset by an increase in bad debt expense for the comparable period. Other income decreased due to a decrease in interest income as cash balances were lower than the comparable period due to redevelopment spending, partially offset by increases in resident utility reimbursements and lease cancellation fees. Total revenues increased for the three months ended September 30, 2008 due to increases in rental income and other income. Rental income increased due to an increase in the average rental rate at Lakeside Apartments, partially offset by an increase in bad debt expense and a decrease in occupancy. Other income increased due to increases in lease cancellation and administrative fees and in utility reimbursements, partially offset by a decrease in interest income as cash balances were lower than the comparable period due to redevelopment spending.

During August 2006, the Partnership incurred fire damage to one of the apartment units at Lakeside Apartments.  The Partnership received approximately $6,000 of insurance proceeds and recognized a gain of approximately $6,000 during the nine months ended September 30, 2007 as the damaged assets were fully depreciated.

During the nine months ended September 30, 2007 the Partnership received additional insurance proceeds of approximately $9,000 related to damage incurred to one of the buildings at Lakeside Apartments during 2006.  The Partnership recognized a gain of approximately $9,000 for the nine months ended September 30, 2007 as the damaged assets were fully depreciated.  The Partnership had previously received $13,000 for this casualty during 2006.

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

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The Partnership is currently gathering information to quantify the cost of the damages to the property along with the cause for the fire. Initial estimates are such that the loss is between $200,000 and $250,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.

In September 2008, Lakeside Apartments sustained minor damage from Hurricane Ike. The clean up costs are currently estimated to be approximately $15,000. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

Total expenses increased for both the three and nine months ended September 30, 2008 due to increases in depreciation, interest, operating and general and administrative expenses. Property tax expense remained relatively constant for the three months ended September 30, 2008 and decreased for the nine months ended September 30, 2008. Depreciation expense increased for both periods due to property improvements and replacements being placed into service related to the redevelopment at Lakeside Apartments.  Interest expense increased for both periods due to an increase in interest charged on advances from affiliates as a result of an increase in the average balance of advances owed, partially offset by an increase in interest capitalized in connection with the redevelopment of Lakeside Apartments. For the nine months ended September 30, 2008 the increase in interest expense is also due to an increase in interest expense due to the second mortgage added on Lakeside Apartments at the end of the first quarter of 2007.  Operating expense increased due to increases in maintenance and management fee expenses partially offset by decreases in property and insurance expenses.  Maintenance expense increased due to increases in painting, cleaning, plumbing, snow removal and general repair costs. Management fee expense increased due to an increase in rental revenue on which such fee is based. Property expense decreased due to decreases in utility and payroll costs. Insurance expense decreased due to a decrease in hazard insurance premiums. The decrease in property tax expense for the nine months ended September 30, 2008 is due to an adjustment recorded during the second quarter of 2008 related to 2007 property taxes which are paid a year in arrears, partially offset by a decrease in real estate taxes capitalized in connection with the redevelopment of Lakeside Apartments. The 2007 property tax bills were received in late May 2008 and reflected a decrease in the tax rate which resulted in the actual bills for 2007 being less than previously estimated. An additional adjustment was also recorded during the second quarter of 2008 to reduce the estimated 2008 tax liability using the 2007 actual tax bills as a base.

General and administrative expenses increased during the three months ended September 30, 2008 due to increases in reimbursements to the Managing General Partner along with an increase in audit costs. The increase in general and administrative expense for the nine months ended September 30, 2008 is due to the payment of an Illinois business tax during 2008 which was not applicable for 2007 partially offset by a decrease in reimbursements to the Managing General Partner. Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

Liquidity And Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $317,000 as compared to approximately $689,000 at September 30, 2007. Cash and cash equivalents increased approximately $62,000 from December 31, 2007 due to approximately $4,260,000 and $599,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $4,797,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by principal payments made on the first mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the nine months ended September 30, 2008 and 2007, the Partnership received advances of approximately $4,421,000 and $545,000, respectively, from AIMCO Properties, L.P., to fund redevelopment capital improvements and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (7.00% at September 30, 2008) per annum.  Interest expense during the nine months ended September 30, 2008 and 2007 was approximately $565,000 and $54,000, respectively.  During the nine months ended September 30, 2007, the Partnership repaid advances and accrued interest of approximately $2,565,000 with proceeds from the March 2007 second mortgage financing.  The Partnership did not repay any advances or accrued interest during the nine months ended September 30, 2008.  At September 30, 2008 and December 31, 2007, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $12,296,000 and $7,311,000, respectively, and is included in due to affiliates. Subsequent to September 30, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $522,000 primarily to fund redevelopment capital improvements and operations at Lakeside Apartments.

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

Lakeside Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $3,340,000 in capital expenditures at Lakeside Apartments consisting primarily of redevelopment costs, other building improvements, and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended.  During the nine months ended September 30, 2008, the anticipated cost of the project was decreased to approximately $23,000,000 and estimated to be completed by April 2009. During the nine months ended September 30, 2008, approximately $3,150,000 was expended. The redevelopment will consist of site, building exterior, common area and unit interior improvements. The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences. The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting. The planned common area improvements consist of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities. In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking. The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations. The Partnership expects to fund the remaining redevelopment from operations and advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. For the nine months ended September 30, 2008 these amounts included approximately $19,000 of construction period taxes, $159,000 of construction period interest and $9,000 of construction period operating costs. For the nine months ended September 30, 2007 these amounts included approximately $56,000 of construction period taxes, $146,000 of construction period interest and $13,000 of construction period operating costs. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during the remainder of 2008.

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

There were no distributions during the nine months ended September 30, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates and the planned property redevelopment, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,410 limited partnership units (the "Units") in the Partnership representing 77.86% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.86% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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