Form 10-K
period 2008-12-31
NATIONAL PROPERTY INVESTORS III
filed 2009-03-30
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

In 1980, during its acquisition phase, the Partnership acquired six existing apartment properties. The Partnership continues to own and operate one of these properties (see “Item 2. Property”).

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2008 and 2007.

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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

  the Partnership may be unable to complete construction and lease up of the property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

  occupancy rates and rents at the property may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

  the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

  the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident lease terminations, or managing existing improvements on the site prior to resident lease terminations.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

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

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lakeside
Apartments	$48,375	$25,320	5-40 yrs	S/L	$19,269

See "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Lakeside Apartments
1st mortgage	$20,608	7.14% (1)	30 yrs	01/01/22	$15,791
2nd mortgage	9,000	5.90% (2)	30 yrs	01/01/22	7,185

Total	$29,608				$22,976

(1)Fixed rate mortgage.

(2)                        Monthly payments of interest only through May 1, 2010.  Monthly payments of principal and interest commence June 1, 2010.

(3)      See “Item 8. Financial Statements and Supplementary Data – Note C” for information with respect to the Partnership’s ability to prepay the loans and other details about the loans.

On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date.  The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $23,000,000 (see “Item 8. Financial Statements and Supplementary Data – Note E”).  In connection with obtaining the second mortgage, the Partnership incurred loan costs of approximately $104,000 which were capitalized and are included in other assets.

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

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2008 and 2007 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Properties	2008	2007	2008	2007

Lakeside Apartments	$11,520	$10,505	87%	86%

As noted under "Item 1. Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No individual tenant leases 10% or more of the available rental space. The property is currently being redeveloped.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the property were:

	2008	2008
	Billing	Rate
	(in thousands)

Lakeside Apartments	$722	6.14%

Capital Improvements

Lakeside Apartments

The Partnership completed approximately $4,624,000 in capital expenditures at Lakeside Apartments during the year ended December 31, 2008, consisting primarily of redevelopment costs, other building improvements, and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.  Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006, an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, the anticipated cost of the project was decreased to approximately $23,000,000. The project was completed during the first quarter of 2009. During the year ended December 31, 2008, approximately $4,532,000 was expended. The redevelopment will consist of site, building exterior, common area and unit interior improvements. The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences. The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting. The planned common area improvements consist of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities. In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking. The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations. The Partnership expects to fund the remaining redevelopment from operations and advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. For the year ended December 31, 2008 these amounts included approximately $24,000 of construction period taxes, $167,000 of construction period interest and $7,000 of construction period operating costs. For the year ended December 31, 2007 these amounts included approximately $70,000 of construction period taxes, $225,000 of construction period interest and $16,000 of construction period operating costs. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2009.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matters were submitted to a vote of the unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units (“the Units”) aggregating $24,024,500. As of December 31, 2008, the Partnership had 48,049 Units outstanding held by 764 limited partners of record. Affiliates of the Managing General Partner owned 37,419 Units or 77.88% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner, and the planned property redevelopment, it is unlikely that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2009 or subsequent periods. See "Item 2. Property – Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 Units in the Partnership representing 77.88% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership recognized a net loss of approximately $3,188,000 for the year ended December 31, 2008 compared to a net loss of approximately $478,000 for the year ended December 31, 2007.  The increase in net loss for the year ended December 31, 2008 was due to an increase in total expenses and a decrease in the recognition of a casualty gain, partially offset by an increase in total revenues.

Total expenses increased for the year ended December 31, 2008 primarily due to increases in depreciation, interest and operating expenses, partially offset by a decrease in property tax expense. General and administrative expense remained relatively constant for the comparable period.

Depreciation expense increased due to property improvements and replacements being placed into service related to the redevelopment at Lakeside Apartments.  Interest expense increased due to an increase in interest charged on advances from affiliates as a result of an increase in the average balance of advances owed, an increase in interest expense due to the second mortgage added on Lakeside Apartments at the end of the first quarter of 2007 and a decrease in interest capitalized in connection with the redevelopment of Lakeside Apartments. Operating expense increased primarily due to an increase in maintenance expense partially offset by decreases in insurance and property expenses.  Maintenance expense increased due to increases in interior painting, cleaning, plumbing, snow removal and general repair costs. Also included in maintenance expense are clean up costs associated with various casualty events which occurred at the property during September 2008, as discussed below. Insurance expense decreased due to a decrease in hazard and umbrella insurance premiums. Property expense decreased due to a decrease in utility costs, partially offset by an increase in payroll costs. Property tax expense decreased due to an adjustment recorded during the second quarter of 2008 related to 2007 property taxes which are paid a year in arrears and due to a decrease in the tax rate for 2008 property taxes, partially offset by a decrease in real estate taxes capitalized in connection with the redevelopment of Lakeside Apartments.

Total revenues increased for the year ended December 31, 2008 due to an increase in rental income partially offset by a decrease in other income.  The increase in rental income is attributable to an increase in the average rental rate as a result of the redevelopment project at the property, an increase in occupancy and a decrease in bad debt expense.  The decrease in other income is due to a decrease in interest income partially offset by increases in lease cancellation fees, administrative fees and resident utility reimbursements.

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

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages are estimated to be approximately $464,000 including clean up costs of approximately $214,000. The clean up costs are included in operating expense for the year ended December 31, 2008. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of damages. Subsequent to December 31, 2008, the Partnership received $250,000 of insurance proceeds related to this event and expects to receive additional proceeds during 2009.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000 including clean up costs of approximately $49,000. Subsequent to December 31, 2008, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds are included in operating expense for the year ended December 31, 2008. The Partnership does not expect to recognize a casualty loss related to this event.

During September 2008, Lakeside Apartments sustained minor damage from Hurricane Ike. The clean up costs are estimated to be approximately $25,000 and are included in operating expense for the year ended December 31, 2008. The Partnership does not anticipate receiving any insurance proceeds related to the damage from Hurricane Ike.

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

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $85,000 compared to approximately $255,000 at December 31, 2007.  Cash and cash equivalents decreased approximately $170,000 from December 31, 2007 due to approximately $6,198,000 of cash used in investing activities, partially offset by approximately $5,209,000 and $819,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the first mortgage encumbering Lakeside Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership, although AIMCO Properties, L.P., is not obligated to fund such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the years ended December 31, 2008 and 2007, the Partnership received advances of approximately $5,426,000 and $7,780,000, respectively, from AIMCO Properties, L.P., to fund redevelopment capital improvements and operations at Lakeside Apartments.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2008) per annum.  Interest expense during the years ended December 31, 2008 and 2007 was approximately $733,000 and $130,000, respectively.  During the year ended December 31, 2007, the Partnership repaid approximately $2,266,000 of advances and approximately $299,000 of accrued interest with proceeds from the March 2007 second mortgage financing.  There were no payments made during the year ended December 31, 2008.  At December 31, 2008 and 2007, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $13,470,000 and $7,311,000, respectively, and is included in due to affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005.  In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008. During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000. During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, the anticipated cost of the project was decreased to approximately $23,000,000. The project was completed during the first quarter of 2009. During the year ended December 31, 2008, approximately $4,532,000 was expended. The redevelopment will consist of site, building exterior, common area and unit interior improvements. The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences. The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting. The planned common area improvements consist of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities. In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking. The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations. The Partnership expects to fund the remaining redevelopment from operations and advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. For the year ended December 31, 2008 these amounts included approximately $24,000 of construction period taxes, $167,000 of construction period interest and $7,000 of construction period operating costs. For the year ended December 31, 2007 these amounts included approximately $70,000 of construction period taxes, $225,000 of construction period interest and $16,000 of construction period operating costs. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2009.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and redevelopment costs referred to above and repayment of amounts owed to affiliates) of the Partnership. On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date.  The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $23,000,000.  In connection with obtaining the second mortgage the Partnership incurred loan costs of approximately $104,000 which were capitalized and are included in other assets.

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

There were no distributions made by the Partnership during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner and the planned property redevelopment, it is unlikely that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2009 or subsequent periods. See "Item 2. Property – Capital Improvements" for information relating to capital expenditures at the property.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 limited partnership units (the "Units") in the Partnership representing 77.88% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note A – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 8. Financial Statements and Supplementary Data”.  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – Years ended December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors III

We have audited the accompanying balance sheets of National Property Investors III as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors III at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 26, 2009

NATIONAL PROPERTY INVESTORS III

BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 85	$ 255
Receivables and deposits	315	299
Other assets	621	671
Investment property (Notes C, D and E)
Land	2,093	2,093
Buildings and related personal property	46,282	41,658
	48,375	43,751
Less accumulated depreciation	(25,320)	(22,088)
	23,055	21,663
	$ 24,076	$ 22,888
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 670	$ 2,224
Tenant security deposit liabilities	97	109
Accrued property taxes	780	828
Other liabilities	359	421
Due to affiliates (Note B)	13,605	7,336
Mortgage notes payable (Note C)	29,608	29,825
	45,119	40,743

Partners' Deficit
General partner	(209)	(177)
Limited partners (48,049 units issued and
outstanding)	(20,834)	(17,678)
	(21,043)	(17,855)
	$ 24,076	$ 22,888

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 5,557	$ 5,039
Other income	809	848
Total revenues	6,366	5,887

Expenses:
Operating	2,856	2,480
General and administrative	195	179
Depreciation	3,232	1,152
Interest	2,627	1,838
Property taxes	644	739
Total expenses	9,554	6,388

Casualty gain (Note G)	--	23
Net loss (Note F)	$(3,188)	$ (478)

Net loss allocated to general partner (1%)	$ (32)	$ (5)
Net loss allocated to limited partners (99%)	(3,156)	(473)

	$(3,188)	$ (478)

Net loss per limited partnership unit	$(65.68)	$ (9.84)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2006	48,049	$ (172)	$(17,205)	$(17,377)

Net loss for the year ended
December 31, 2007	--	(5)	(473)	(478)

Partners' deficit at
December 31, 2007	48,049	(177)	(17,678)	(17,855)

Net loss for the year ended
December 31, 2008	--	(32)	(3,156)	(3,188)

Partners’ deficit at
December 31, 2008	48,049	$ (209)	$(20,834)	$(21,043)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (3,188)	$ (478)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of loan costs	39	38
Depreciation	3,232	1,152
Casualty gain	--	(23)
Change in accounts:
Receivables and deposits	(16)	(6)
Other assets	11	(45)
Accounts payable	20	4
Tenant security deposit liabilities	(12)	2
Accrued property taxes	(48)	62
Other liabilities	(62)	158
Due to affiliates	843	(144)
Net cash provided by operating activities	819	720

Cash flows from investing activities:
Property improvements and replacements	(6,198)	(14,700)
Insurance proceeds received	--	23
Net cash used in investing activities	(6,198)	(14,677)

Cash flows from financing activities:
Payments on mortgage notes payable	(217)	(402)
Payments on advances from affiliate	--	(2,266)
Advances received from affiliate	5,426	7,780
Loan proceeds received	--	9,000
Loan costs paid	--	(104)
Net cash provided by financing activities	5,209	14,008

Net (decrease) increase in cash and cash equivalents	(170)	51
Cash and cash equivalents at beginning of year	255	204
Cash and cash equivalents at end of year	$ 85	$ 255

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,834	$ 1,927

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 529	$ 2,103

Included in property improvements and replacements for the year ended December 31, 2007 are approximately $83,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization

National Property Investors III (the "Partnership) was organized under the Uniform Limited Partnership Laws of California on February 1, 1979 for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500.  In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2022, or sooner, in accordance with the terms of the Partnership Agreement. The Partnership commenced operations in the beginning of 1980 and completed its acquisition of apartment properties by the end of 1980.  The Partnership operates one apartment property located in the Midwest at December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately zero and $111,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits on the balance sheet. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership capitalized costs related to interest, property taxes and operating costs during the year ended December 31, 2008 of approximately $178,000, $30,000 and $9,000, respectively. The Partnership capitalized costs related to interest, property taxes and operating costs during the year ended December 31, 2007 of approximately $225,000, $70,000 and $16,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

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

Advertising Costs

Advertising costs of approximately $103,000 and $101,000 during the years ended December 31, 2008 and 2007, respectively, were charged to expense as incurred and are included in operating expenses.

Deferred Costs

At both December 31, 2008 and 2007, loan costs of approximately $752,000 are included in other assets in the accompanying balance sheets and are amortized over the term of the related loan agreements. At December 31, 2008 and 2007, accumulated amortization is approximately $236,000 and $197,000, respectively. Amortization of loan costs is included in interest expense in the accompanying statements of operations and was approximately $39,000 and $38,000 for the years ended December 31, 2008 and 2007, respectively. Amortization expense is expected to be approximately $39,000 for each of the years 2009 through 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair market value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value at December 31, 2008.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities.

The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $315,000 and $289,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses. At December 31, 2008 approximately $2,000 of property management fees were owed and are included in due to affiliates. No such amounts were owed at December 31, 2007.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $350,000 and $639,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $9,000 and $7,000, respectively.  In connection with the redevelopment project (as discussed in “Note E”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $230,000 and $515,000 in redevelopment supervision fees during the years ended December 31, 2008 and 2007, respectively, which are included in investment property. At December 31, 2008 and 2007 approximately $133,000 and $25,000 of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. This fee is included in general and administrative expense. There were no such fees for the years ended December 31, 2008 and 2007 as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership, although AIMCO Properties, L.P. is not obligated to fund such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the years ended December 31, 2008 and 2007, the Partnership received advances of approximately $5,426,000 and $7,780,000, respectively, from AIMCO Properties, L.P., to fund redevelopment capital improvements and operations at Lakeside Apartments.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2008) per annum.  Interest expense during the years ended December 31, 2008 and 2007 was approximately $733,000 and $130,000, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $2,266,000 of advances and approximately $299,000 of accrued interest with proceeds from the March 2007 second mortgage financing.  There were no payments made during the year ended December 31, 2008.  At December 31, 2008 and 2007, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $13,470,000 and $7,311,000, respectively, and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $107,000 and $128,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 limited partnership units (the "Units") in the Partnership representing 77.88% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Property
Lakeside
Apartments
1st mortgage	$20,608	$20,825	$ 141	7.14%	01/01/22	$15,791
2nd mortgage	9,000	9,000	44	5.90%	01/01/22	7,185
Total	$29,608	$29,825	$ 185			$22,976

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by pledge of revenues from the rental property.  Further, the property may not be sold subject to existing indebtedness.

On March 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its sole investment property Lakeside Apartments. The second mortgage bears interest at 5.90% per annum and requires monthly payments of interest only of $44,250 beginning May 1, 2007, through May 1, 2010.  Beginning on June 1, 2010, monthly payments of principal and interest of approximately $53,400 are due and payable through the January 1, 2022 maturity date.  The second mortgage has a balloon payment of approximately $7,185,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the financing, the lender and the Partnership also entered into an agreement regarding various rehabilitation and renovation work to be completed at the Partnership’s property at an approximate cost of $23,000,000 (see Note E).  In connection with obtaining the second mortgage, the Partnership incurred loan costs of approximately $104,000 which were capitalized and are included in other assets on the accompanying balance sheet.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 233
2010	315
2011	387
2012	412
2013	441
Thereafter	27,820
$29,608

Note D - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

LakesideApartments	$29,608	$ 2,087	$15,363	$30,925

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Lakeside
Apartments	$ 2,093	$46,282	$48,375	$25,320	1973/1975	12/80	5-40 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$43,751	$27,046
Property improvements and replacements	4,624	16,720
Disposition of property	--	(15)
Balance at end of year	$48,375	$43,751

Accumulated Depreciation
Balance at beginning of year	$22,088	$20,951
Additions charged to expense	3,232	1,152
Disposition of property	--	(15)
Balance at end of year	$25,320	$22,088

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $47,783,000 and $42,439,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $28,514,000 and $23,607,000, respectively.

Note E - Redevelopment

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, the anticipated cost of the project was decreased to approximately $23,000,000. The project was completed during the first quarter of 2009.

During the year ended December 31, 2008, approximately $4,532,000 was expended. The redevelopment will consist of site, building exterior, common area and unit interior improvements. The planned site improvements consist of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences. The planned building exterior improvements consist of rear entrance door replacements, gutter improvements, foundation work and exterior painting. The planned common area improvements consist of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities. In addition the west clubhouse will be upgraded and include a social/game room, locker rooms and new decking. The planned unit interior improvements consist of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations. The Partnership expects to fund the remaining redevelopment from operations and advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. For the year ended December 31, 2008 these amounts included approximately $24,000 of construction period taxes, $167,000 of construction period interest and $7,000 of construction period operating costs. For the year ended December 31, 2007 these amounts included approximately $70,000 of construction period taxes, $225,000 of construction period interest and $16,000 of construction period operating costs.

Note F - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the financial statements of the Partnership.

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net loss from the financial statements to the net taxable (loss) income to partners is as follows (in thousands, except per unit data):

	December 31,
	2008	2007
Net loss as reported	$(3,188)	$ (478)
Prepaid rent	50	129
Depreciation differences	(1,675)	(759)
Other	(174)	(9)
Casualty	(33)	(23)
Federal taxable loss	$(5,020)	$(1,140)
Federal taxable income per limited
partnership unit	$ 14.49 (1)	$108.92 (1)

(1)   For 2008 and 2007 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable (loss) income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007

Net liabilities as reported	$(21,043)	$(17,855)
Land and buildings	(592)	(1,312)
Accumulated depreciation	(3,194)	(1,519)
Syndication and distribution costs	2,727	2,727
Prepaid rent	114	164
Other	108	935

Net liabilities - Federal tax basis	$(21,880)	$(16,860)

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

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages are estimated to be approximately $464,000 including clean up costs of approximately $214,000. The clean up costs are included in operating expense for the year ended December 31, 2008. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of damages. Subsequent to December 31, 2008, the Partnership received $250,000 of insurance proceeds related to this event and expects to receive additional proceeds during 2009.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000 including clean up costs of approximately $49,000. Subsequent to December 31, 2008, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds are included in operating expense for the year ended December 31, 2008. The Partnership does not expect to recognize a casualty loss related to this event.

During September 2008, Lakeside Apartments sustained minor damage from Hurricane Ike. The clean up costs are estimated to be approximately $25,000 and are included in operating expense for the year ended December 31, 2008. The Partnership does not anticipate receiving any insurance proceeds related to the damage from Hurricane Ike.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint.  Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the years ended December 31, 2008 and 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, as of December 31, 2008, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	21,566	44.88%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	15,853	33.00%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St., Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $315,000 and $289,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses. At December 31, 2008 approximately $2,000 of property management fees were owed and are included in due to affiliates. No such amounts were owed at December 31, 2007.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $350,000 and $639,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $9,000 and $7,000, respectively.  In connection with the redevelopment project (as discussed in “Item 8. Financial Statements and Supplementary Data – Note E”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $230,000 and $515,000 in redevelopment supervision fees during the years ended December 31, 2008 and 2007, respectively, which are included in investment property. At December 31, 2008 and 2007 approximately $133,000 and $25,000 of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. This fee is included in general and administrative expense. There were no such fees for the years ended December 31, 2008 and 2007 as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership, although AIMCO Properties, L.P., is not obligated to fund such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the years ended December 31, 2008 and 2007, the Partnership received advances of approximately $5,426,000 and $7,780,000, respectively, from AIMCO Properties, L.P., to fund redevelopment capital improvements and operations at Lakeside Apartments.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2008) per annum.  Interest expense during the years ended December 31, 2008 and 2007 was approximately $733,000 and $130,000, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $2,266,000 of advances and approximately $299,000 of accrued interest with proceeds from the March 2007 second mortgage financing.  There were no payments made during the year ended December 31, 2008.  At December 31, 2008 and 2007, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $13,470,000 and $7,311,000, respectively, and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $107,000 and $128,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 limited partnership units (the "Units") in the Partnership representing 77.88% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $37,000 for 2008 and 2007, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $7,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 30, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2009
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