Form 10-Q
period 2009-03-31
NATIONAL PROPERTY INVESTORS III
filed 2009-05-15
CIK 310485

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 219	$ 85
Receivables and deposits	340	315
Restricted escrow	40	--
Other assets	709	621
Investment property:
Land	2,093	2,093
Buildings and related personal property	46,472	46,282
	48,565	48,375
Less accumulated depreciation	(26,294)	(25,320)
	22,271	23,055
	$ 23,579	$ 24,076
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 756	$ 670
Tenant security deposit liabilities	113	97
Accrued property taxes	999	780
Other liabilities	372	359
Due to affiliates (Note B)	13,798	13,605
Mortgage notes payable	29,551	29,608
	45,589	45,119

Partners' Deficit
General partner	(219)	(209)
Limited partners (48,049 units issued and
outstanding)	(21,791)	(20,834)
	(22,010)	(21,043)
	$ 23,579	$ 24,076

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 1,371	$ 1,408
Other income	282	265
Total revenues	1,653	1,673

Expenses:
Operating	715	749
General and administrative	40	56
Depreciation	987	666
Interest	685	613
Property taxes	216	206
Total expenses	2,643	2,290

Casualty gain (Note D)	23	--
Net loss	$ (967)	$ (617)

Net loss allocated to general partner (1%)	$ (10)	$ (6)
Net loss allocated to limited partners (99%)	(957)	(611)

	$ (967)	$ (617)

Net loss per limited partnership unit	$(19.92)	$(12.72)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2008	48,049	$ (209)	$(20,834)	$(21,043)

Net loss for the three months
ended March 31, 2009	--	(10)	(957)	(967)

Partners' deficit at
March 31, 2009	48,049	$ (219)	$(21,791)	$(22,010)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (967)	$ (617)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	987	666
Amortization of loan costs	10	10
Casualty gain	(23)	--
Bad debt expense	44	21
Change in accounts:
Receivables and deposits	(69)	(45)
Other assets	(98)	(52)
Accounts payable	225	83
Tenant security deposit liabilities	16	6
Accrued property taxes	219	212
Other liabilities	13	(86)
Due to affiliates	193	182
Net cash provided by operating activities	550	380

Cash flows from investing activities:
Property improvements and replacements	(598)	(1,385)
Insurance proceeds received	239	--
Net cash used in investing activities	(359)	(1,385)

Cash flows from financing activities:
Advances received from affiliate	--	964
Payments on mortgage note payable	(57)	(53)
Net cash (used in) provided by financing
activities	(57)	911

Net increase (decrease) in cash and cash equivalents	134	(94)

Cash and cash equivalents at beginning of period	85	255
Cash and cash equivalents at end of period	$ 219	$ 161

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 495	$ 441

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 390	$ 1,683
Insurance proceeds held on deposit with mortgage lender	$ 40	$ --

At December 31, 2008 and 2007, approximately $529,000 and $2,103,000, respectively, of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the three months ended March 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $77,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $61,000 and $124,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2009 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $26,000. There were no such construction management services charged for the three months ended March 31, 2008. In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred. The Partnership was charged approximately $17,000 and $100,000 in redevelopment supervision fees during the three months ended March 31, 2009 and 2008, respectively, which are included in investment property. At March 31, 2009 and December 31, 2008, approximately $153,000 and $135,000, respectively, of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the three months ended March 31, 2009 and 2008, as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the three months ended March 31, 2008, the Partnership received advances of approximately $964,000 from AIMCO Properties, L.P. to fund redevelopment capital improvements and operations at Lakeside Apartments. There were no such advances during the three months ended March 31, 2009. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2009) per annum.  Interest expense during the three months ended March 31, 2009 and 2008 was approximately $175,000 and $160,000, respectively.  At March 31, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $13,645,000 and $13,470,000, respectively, and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $67,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $107,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, approximately $4,532,000 was expended. During the three months ended March 31, 2009, approximately $352,000 was expended. The project was completed during the three months ended March 31, 2009 at a total cost of approximately $22,637,000. The redevelopment consisted of site, building exterior, common area and unit interior improvements.  The site improvements consisted of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The building exterior improvements consisted of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The common area improvements consisted of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities. In addition the west clubhouse was upgraded and includes a social/game room, locker rooms and new decking. The unit interior improvements consisted of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses have been capitalized and are being depreciated over the remaining life of the property. For the three months ended March 31, 2009 and 2008 these amounts included approximately $3,000 and $6,000, respectively, of construction period taxes, approximately $5,000 and $64,000, respectively, of construction period interest and approximately $5,000 and $4,000, respectively, of construction period operating costs.

Note D – Casualty Gains

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages are estimated to be approximately $464,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the three months ended March 31, 2009, the Partnership received approximately $250,000 of insurance proceeds related to this event, approximately $40,000 of which was held on deposit with the mortgage lender at March 31, 2009, and expects to receive additional proceeds during the remainder of 2009.  During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000, including clean up costs of approximately $49,000. During the three months ended March 31, 2009, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds were included in operating expense for the year ended December 31, 2008. The Partnership recognized a casualty gain of approximately $2,000 during the three months ended March 31, 2009, due to the receipt of insurance proceeds, net of the write off of undepreciated assets of approximately $27,000.

Note E - Contingencies

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the three months ended March 31, 2009 and 2008 was 83% and 90%, respectively. The Managing General Partner attributes the decrease in occupancy to poor economic conditions in the local area.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 and 2008 was approximately $967,000 and $617,000, respectively. The increase in net loss is due to an increase in total expenses and a decrease in total revenues, partially offset by the recognition of casualty gains during 2009.

Total expenses increased due to increases in depreciation and interest expenses, partially offset by decreases in operating and general and administrative expenses.  Property tax expense remained relatively constant for the comparable periods.  Depreciation expense increased due to property improvements and replacements placed into service related to the redevelopment at Lakeside Apartments during the past twelve months, which are now being depreciated.  Interest expense increased primarily due to a decrease in interest capitalized in connection with the redevelopment of Lakeside Apartments and an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average advance balance. Operating expense decreased primarily due to a decrease in payroll and related benefits at Lakeside Apartments.

The decrease in general and administrative expenses is primarily due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased due to a decrease in occupancy and an increase in bad debt expense, partially offset by an increase in the average rental rate at Lakeside Apartments. Other income increased primarily due to increases in resident utility reimbursements and application fees at Lakeside Apartments.

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages are estimated to be approximately $464,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the three months ended March 31, 2009, the Partnership received approximately $250,000 of insurance proceeds related to this event, approximately $40,000 of which was held on deposit with the mortgage lender at March 31, 2009, and expects to receive additional proceeds during the remainder of 2009.  During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000, including clean up costs of approximately $49,000. During the three months ended March 31, 2009, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds were included in operating expense for the year ended December 31, 2008. The Partnership recognized a casualty gain of approximately $2,000 during the three months ended March 31, 2009, due to the receipt of insurance proceeds, net of the write off of undepreciated assets of approximately $27,000.

Liquidity And Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $219,000 as compared to approximately $161,000 at March 31, 2008. Cash and cash equivalents increased approximately $134,000, from December 31, 2008, due to approximately $550,000 of cash provided by operating activities, partially offset by approximately $359,000 and $57,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the first mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the three months ended March 31, 2008, the Partnership received advances of approximately $964,000 from AIMCO Properties, L.P. to fund redevelopment capital improvements and operations at Lakeside Apartments. There were no such advances during the three months ended March 31, 2009. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2009) per annum.  Interest expense during the three months ended March 31, 2009 and 2008 was approximately $175,000 and $160,000, respectively.  At March 31, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $13,645,000 and $13,470,000, respectively, and is included in due to affiliates.

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

During the three months ended March 31, 2009, the Partnership completed approximately $459,000 in capital expenditures at Lakeside Apartments consisting primarily of redevelopment costs, floor covering replacement and construction related to the casualties discussed above. These improvements were funded from operating cash flow and insurance proceeds.  During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments. Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and estimated to be completed by November 2008. During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, approximately $4,532,000 was expended. During the three months ended March 31, 2009, approximately $352,000 was expended. The project was completed during the three months ended March 31, 2009 at a total cost of approximately $22,637,000. The redevelopment consisted of site, building exterior, common area and unit interior improvements.  The site improvements consisted of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences. The building exterior improvements consisted of rear entrance door replacements, gutter improvements, foundation work and exterior painting. The common area improvements consisted of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse was upgraded and includes a social/game room, locker rooms and new decking.  The unit interior improvements consisted of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses have been capitalized and are being depreciated over the remaining life of the property. For the three months ended March 31, 2009 these amounts included approximately $5,000 of construction period interest, approximately $3,000 of construction period taxes, and $5,000 of construction period operating costs. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $29,551,000 matures in January 2022, at which time balloon payments of approximately $22,976,000 will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 limited partnership units (the "Units") in the Partnership representing 77.88% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 15, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 15, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

NATIONAL PROPERTY INVESTORS III

EXHIBIT INDEX

Exhibit          Description of Exhibit

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

3.4 (e)          Amendment to the Limited Partnership Agreement dated December 22, 2005 incorporated by reference to the Registrant’s Form 10-KSB dated December 31, 2005.

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