Form 10-Q
period 2009-06-30
NATIONAL PROPERTY INVESTORS III
filed 2009-08-12
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 190	$ 85
Receivables and deposits	251	315
Other assets	675	621
Investment property:
Land	2,093	2,093
Buildings and related personal property	46,685	46,282
	48,778	48,375
Less accumulated depreciation	(27,290)	(25,320)
	21,488	23,055
	$ 22,604	$ 24,076
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 40	$ 670
Tenant security deposit liabilities	118	97
Accrued property taxes	802	780
Other liabilities	361	359
Due to affiliates (Note B)	14,712	13,605
Mortgage notes payable	29,493	29,608
	45,526	45,119

Partners' Deficit
General partner	(228)	(209)
Limited partners (48,049 units issued and
outstanding)	(22,694)	(20,834)
	(22,922)	(21,043)
	$ 22,604	$ 24,076

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,453	$ 1,378	$ 2,824	$ 2,786
Other income	206	181	488	446
Total revenues	1,659	1,559	3,312	3,232

Expenses:
Operating	663	578	1,378	1,327
General and administrative	28	40	68	96
Depreciation	996	733	1,983	1,399
Interest	717	636	1,402	1,249
Property taxes	167	67	383	273
Total expenses	2,571	2,054	5,214	4,344

Casualty gains (Note D)	--	--	23	--
Net loss	$ (912)	$ (495)	$(1,879)	$(1,112)

Net loss allocated to general
partner (1%)	$ (9)	$ (5)	$ (19)	$ (11)
Net loss allocated to limited
partners (99%)	(903)	(490)	(1,860)	(1,101)

	$ (912)	$ (495)	$(1,879)	$(1,112)
Net loss per limited
partnership unit	$(18.79)	$(10.20)	$(38.71)	$(22.91)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2008	48,049	$ (209)	$(20,834)	$(21,043)

Net loss for the six months
ended June 30, 2009	--	(19)	(1,860)	(1,879)

Partners' deficit at
June 30, 2009	48,049	$ (228)	$ (22,694)	$ (22,922)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,879)	$(1,112)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,983	1,399
Amortization of loan costs	19	20
Casualty gains	(23)	--
Bad debt expense	75	57
Change in accounts:
Receivables and deposits	(11)	(18)
Other assets	(73)	(2)
Accounts payable	(101)	(9)
Tenant security deposit liabilities	21	3
Accrued property taxes	22	(76)
Other liabilities	2	(100)
Due to affiliates	390	395
Net cash provided by operating activities	425	557

Cash flows from investing activities:
Property improvements and replacements	(1,201)	(3,719)
Insurance proceeds received	279	--
Net cash used in investing activities	(922)	(3,719)

Cash flows from financing activities:
Advances received from affiliate	717	3,085
Payments on mortgage notes payable	(115)	(106)
Net cash provided by financing activities	602	2,979

Net increase (decrease) in cash and cash equivalents	105	(183)
Cash and cash equivalents at beginning of period	85	255
Cash and cash equivalents at end of period	$ 190	$ 72

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,015	$ 880

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 794

At December 31, 2008 and 2007, approximately $529,000 and $2,103,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the six months ended June 30, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $164,000 and $159,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $102,000 and $202,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2009 and 2008 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $48,000 and $2,000, respectively. In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred. The Partnership was charged approximately $20,000 and $151,000 in redevelopment supervision fees during the six months ended June 30, 2009 and 2008, respectively, which are included in investment property. At June 30, 2009 and December 31, 2008, approximately $167,000 and $135,000, respectively, of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the six months ended June 30, 2009 and 2008, as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the six months ended June 30, 2009 and 2008, the Partnership received advances of approximately $717,000 and $3,085,000, respectively from AIMCO Properties, L.P. to fund redevelopment capital improvements and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009) per annum.  Interest expense during the six months ended June 30, 2009 and 2008 was approximately $358,000 and $349,000, respectively. At June 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $14,545,000 and $13,470,000, respectively, and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $97,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $107,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, approximately $4,532,000 was expended. During the six months ended June 30, 2009, approximately $352,000 was expended. The project was completed during the six months ended June 30, 2009 at a total cost of approximately $22,637,000. The redevelopment consisted of site, building exterior, common area and unit interior improvements.  The site improvements consisted of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The building exterior improvements consisted of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The common area improvements consisted of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities. In addition, the west clubhouse was upgraded and includes a social/game room, locker rooms and new decking. The unit interior improvements consisted of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses have been capitalized and are being depreciated over the remaining life of the property. For the six months ended June 30, 2009 and 2008 these amounts included approximately $3,000 and $12,000, respectively, of construction period taxes, approximately $5,000 and $129,000, respectively, of construction period interest and approximately $5,000 and $6,000, respectively, of construction period operating costs.

Note D – Casualty Gains

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $461,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the six months ended June 30, 2009, the Partnership received approximately $250,000 of insurance proceeds related to this event and expects to receive additional proceeds during the remainder of 2009.  During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000, including clean up costs of approximately $49,000. During the six months ended June 30, 2009, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds were included in operating expense for the year ended December 31, 2008. The Partnership recognized a casualty gain of approximately $2,000 during the six months ended June 30, 2009, due to the receipt of insurance proceeds, net of the write off of undepreciated assets of approximately $27,000.

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the six months ended June 30, 2009 and 2008 was 86% and 89%, respectively. The Managing General Partner attributes the decrease in occupancy to poor economic conditions in the local area.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $912,000 and $1,879,000, respectively, compared to net loss of approximately $495,000 and $1,112,000 for the corresponding periods in 2008.  The increase in net loss for the three months ended June 30, 2009 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in net loss for the six months ended June 30, 2009 is due to an increase in total expenses partially offset by an increase in total revenues and the recognition of casualty gains during 2009.

Total expenses increased for both periods due to increases in operating, depreciation, interest and property tax expenses, partially offset by a decrease in general and administrative expenses.  Operating expenses increased for both periods primarily due to an increase in hazard insurance expense and tenant application screening and eviction costs at Lakeside Apartments.  Depreciation expense increased for both periods due to property improvements and replacements placed into service related to the redevelopment at Lakeside Apartments during the past twelve months, which are now being depreciated.  Interest expense increased for both periods primarily due to a decrease in interest capitalized in connection with the redevelopment of Lakeside Apartments and the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009.  Interest expense also increased for the six months ended June 30, 2009 due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average advance balance. The increase in property tax expense for both periods is due to adjustments recorded during both the second quarter of 2009 and 2008 related to property taxes for the prior year.  The property tax expense for Lakeside Apartments is recorded based upon an estimate of the anticipated annual amount as Lakeside Apartment’s property taxes are billed a year in arrears.  For the 2009 tax year, the Partnership has recorded property tax expense based on an expected increase in the property’s assessed value over the 2008 value.  During the second quarter of 2009, the Partnership recorded an adjustment to reduce property tax expense of approximately $53,000 for the 2008 taxes as a result of the successful appeal of the 2008 assessed value of Lakeside Apartments.  During the second quarter of 2008, the Partnership recorded an adjustment to reduce property tax expense of approximately $105,000 for the 2007 taxes as a result of the successful appeal of the 2007 assessed value of Lakeside Apartments.

The decrease in general and administrative expenses for the three and six months ended June 30, 2009 is primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. General and administrative expenses also decreased for the six months ended June 30, 2009 due to a decrease in partnership taxes.  Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both periods due to increases in both rental income and other income.  Rental income increased for the three months ended June 30, 2009 due to an increase in the average rental rate and a decrease in bad debt expense at Lakeside Apartments, partially offset by a decrease in occupancy at Lakeside Apartments. Rental income increased for the six months ended June 30, 2009 due to an increase in the average rental rate, partially offset by a decrease in occupancy and an increase in bad debt expense at Lakeside Apartments. Other income increased for both periods primarily due to increases in late fees and application fees, partially offset by decreases in resident utility reimbursements at Lakeside Apartments.

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $461,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the six months ended June 30, 2009, the Partnership received approximately $250,000 of insurance proceeds related to this event and expects to receive additional proceeds during the remainder of 2009.  During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000, including clean up costs of approximately $49,000. During the six months ended June 30, 2009, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds were included in operating expense for the year ended December 31, 2008. The Partnership recognized a casualty gain of approximately $2,000 during the six months ended June 30, 2009, due to the receipt of insurance proceeds, net of the write off of undepreciated assets of approximately $27,000.

Liquidity And Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $190,000 as compared to approximately $72,000 at June 30, 2008. Cash and cash equivalents increased approximately $105,000, from December 31, 2008, due to approximately $602,000 and $425,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $922,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by principal payments on the first mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the six months ended June 30, 2009 and 2008, the Partnership received advances of approximately $717,000 and $3,085,000, respectively, from AIMCO Properties, L.P. to fund redevelopment capital improvements and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009) per annum.  Interest expense during the six months ended June 30, 2009 and 2008 was approximately $358,000 and $349,000, respectively.  At June 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $14,545,000 and $13,470,000, respectively, and is included in due to affiliates.

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

During the six months ended June 30, 2009, the Partnership completed approximately $672,000 in capital expenditures at Lakeside Apartments consisting primarily of redevelopment costs, floor covering replacement and construction related to the casualties discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P.  During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments. Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and estimated to be completed by November 2008. During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, approximately $4,532,000 was expended. During the six months ended June 30, 2009, approximately $352,000 was expended. The project was completed during the six months ended June 30, 2009 at a total cost of approximately $22,637,000. The redevelopment consisted of site, building exterior, common area and unit interior improvements. The site improvements consisted of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences. The building exterior improvements consisted of rear entrance door replacements, gutter improvements, foundation work and exterior painting. The common area improvements consisted of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse was upgraded and includes a social/game room, locker rooms and new decking.  The unit interior improvements consisted of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses have been capitalized and are being depreciated over the remaining life of the property. For the six months ended June 30, 2009 these amounts included approximately $3,000 of construction period taxes, approximately $5,000 of construction period interest, and $5,000 of construction period operating costs. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $29,493,000 matures in January 2022, at which time balloon payments of approximately $22,976,000 will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the six months ended June 30, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 limited partnership units (the "Units") in the Partnership representing 77.88% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less.  The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, is recognized on a straight- line basis over the term of the lease.  The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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