Form 10-Q
period 2009-09-30
NATIONAL PROPERTY INVESTORS III
filed 2009-11-16
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 174	$ 85
Receivables and deposits	402	315
Other assets	603	621
Restricted escrows (Note E)	1,339	--
Investment property:
Land	2,093	2,093
Buildings and related personal property	46,882	46,282
	48,975	48,375
Less accumulated depreciation	(28,274)	(25,320)
	20,701	23,055
	$ 23,219	$ 24,076
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 117	$ 670
Tenant security deposit liabilities	122	97
Accrued property taxes	658	780
Other liabilities	352	359
Due to affiliates (Note B)	16,190	13,605
Mortgage notes payable	29,435	29,608
	46,874	45,119

Partners' Deficit
General partner	(235)	(209)
Limited partners (48,049 units issued and
outstanding)	(23,420)	(20,834)
	(23,655)	(21,043)
	$ 23,219	$ 24,076

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,486	$ 1,378	$ 4,310	$ 4,164
Other income	241	188	729	634
Total revenues	1,727	1,566	5,039	4,798

Expenses:
Operating	520	644	1,898	1,971
General and administrative	26	46	94	142
Depreciation	984	881	2,967	2,280
Interest	711	710	2,113	1,959
Property taxes	219	188	602	461
Total expenses	2,460	2,469	7,674	6,813

Casualty gain (Note D)	--	--	23	--
Net loss	$ (733)	$ (903)	$(2,612)	$(2,015)

Net loss allocated to general
partner (1%)	$ (7)	$ (9)	$ (26)	$ (20)
Net loss allocated to limited
partners (99%)	(726)	(894)	(2,586)	(1,995)
	$ (733)	$ (903)	$(2,612)	$(2,015)
Net loss per limited
partnership unit	$(15.11)	$ (18.61)	$(53.82)	$(41.52)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital
contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2008	48,049	$ (209)	$(20,834)	$(21,043)

Net loss for the nine months
ended September 30, 2009	--	(26)	(2,586)	(2,612)

Partners' deficit at
September 30, 2009	48,049	$ (235)	$(23,420)	$(23,655)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,612)	$(2,015)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Amortization of loan costs	30	30
Depreciation	2,967	2,280
Casualty gain	(23)	--
Bad debt expense	107	92
Change in accounts:
Receivables and deposits	(252)	(45)
Other assets	(12)	(26)
Accounts payable	(84)	(53)
Tenant security deposit liabilities	25	(4)
Accrued property taxes	(122)	(243)
Other liabilities	(7)	(57)
Due to affiliates	423	640
Net cash provided by operating activities	440	599

Cash flows from investing activities:
Property improvements and replacements	(1,338)	(4,797)
Net deposits to restricted escrows	(1,281)	--
Insurance proceeds received	279	--
Net cash used in investing activities	(2,340)	(4,797)

Cash flows from financing activities:
Advances from affiliate	2,162	4,421
Payments on mortgage note payable	(173)	(161)
Net cash provided by financing activities	1,989	4,260

Net increase in cash and cash equivalents	89	62
Cash and cash equivalents at beginning of period	85	255
Cash and cash equivalents at end of period	$ 174	$ 317

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,689	$ 1,352

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 60	$ 646

At December 31, 2008 and 2007, approximately $529,000 and $2,103,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the nine months ended September 30, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $250,000 and $237,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $128,000 and $271,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2009 and 2008 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $57,000 and $4,000, respectively. In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred. The Partnership was charged approximately $20,000 and $188,000 in redevelopment supervision fees during the nine months ended September 30, 2009 and 2008, respectively, which are included in investment property. At September 30, 2009 and December 31, 2008, approximately $184,000 and $135,000, respectively, of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the nine months ended September 30, 2009 and 2008, as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the nine months ended September 30, 2009 and 2008, the Partnership received advances of approximately $2,162,000 and $4,421,000, respectively from AIMCO Properties, L.P. to fund a rental achievement escrow (as discussed in “Note E”), redevelopment capital improvements, real estate taxes and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2009) per annum.  Interest expense during the nine months ended September 30, 2009 and 2008 was approximately $554,000 and $565,000, respectively. During the nine months ended September 30, 2009, the Partnership made a payment of accrued interest of approximately $180,000. No such payments were made during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $16,006,000 and $13,470,000, respectively, and is included in due to affiliates. Subsequent to September 30, 2009, the Partnership made a payment of approximately $125,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $98,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $107,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, approximately $4,532,000 was expended. During 2009, approximately $352,000 was expended. The project was completed during the second quarter of 2009 at a total cost of approximately $22,637,000. The redevelopment consisted of site, building exterior, common area and unit interior improvements.  The site improvements consisted of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The building exterior improvements consisted of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The common area improvements consisted of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities. In addition, the west clubhouse was upgraded and includes a social/game room, locker rooms and new decking. The unit interior improvements consisted of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses have been capitalized and are being depreciated over the remaining life of the related assets. For the nine months ended September 30, 2009 and 2008 these amounts included approximately $3,000 and $19,000, respectively, of construction period taxes, approximately $9,000 and $159,000, respectively, of construction period interest and approximately $5,000 and $9,000, respectively, of construction period operating costs.

Note D – Casualty Events

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $461,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the nine months ended September 30, 2009, the Partnership received approximately $308,000 of insurance proceeds related to this event, of which approximately $58,000 was for clean up costs. In addition, the Partnership recorded a receivable for additional proceeds of approximately $113,000 to cover clean up costs. This amount was received subsequent to September 30, 2009. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000. For the three and nine months ended September 30, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses. Subsequent to September 30, 2009, the Partnership received additional insurance proceeds of approximately $30,000 to cover clean up costs. This amount is expected to be reflected as a reduction of operating expenses during the fourth quarter of 2009. The Partnership does not expect to receive any additional insurance proceeds related to this event.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000, including clean up costs of approximately $49,000. During the nine months ended September 30, 2009, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds were included in operating expense for the year ended December 31, 2008. The Partnership recognized a casualty gain of approximately $2,000 during the nine months ended September 30, 2009, due to the receipt of insurance proceeds, net of the write off of undepreciated assets of approximately $27,000.

Note E – Restricted Escrow

In September 2009, pursuant to the terms of the Partnership’s rental achievement escrow agreement with the mortgage lender, the Partnership made a deposit of approximately $1,281,000 into an escrow account maintained by the mortgage lender. The Partnership funded this escrow account with an advance received from AIMCO Properties, L.P. The Partnership may withdraw from the escrow account once the following conditions are met 1) the Partnership maintains 92% occupancy at Lakeside Apartments; 2) the net monthly rent is approximately $428,000.  These two conditions must be met for three consecutive months. Subsequent to September 30, 2009, these conditions were met and the Partnership expects the escrow deposit to be returned to the Partnership during the fourth quarter of 2009.

Note F – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $31,284,000.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the nine months ended September 30, 2009 and 2008 was 89% and 88%, respectively.

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

Results of Operations

The Partnership's net loss for the three months ended September 30, 2009 and 2008 was approximately $733,000 and $903,000, respectively.  The Partnership’s net loss for the nine months ended September 30, 2009 and 2008 was approximately $2,612,000 and $2,015,000, respectively. The decrease in net loss for the three months ended September 30, 2009 is due to an increase in total revenues. The increase in net loss for the nine months ended September 30, 2009 is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of a casualty gain in 2009.

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $461,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the nine months ended September 30, 2009, the Partnership received approximately $308,000 of insurance proceeds related to this event, of which approximately $58,000 was for clean up costs. In addition, the Partnership recorded a receivable for additional proceeds of approximately $113,000 to cover clean up costs. This amount was received subsequent to September 30, 2009. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000. For the three and nine months ended September 30, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses. Subsequent to September 30, 2009, the Partnership received additional insurance proceeds of approximately $30,000 to cover clean up costs. This amount is expected to be reflected as a reduction of operating expenses during the fourth quarter of 2009. The Partnership does not expect to receive any additional insurance proceeds related to this event.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000, including clean up costs of approximately $49,000. During the nine months ended September 30, 2009, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds were included in operating expense for the year ended December 31, 2008. The Partnership recognized a casualty gain of approximately $2,000 during the nine months ended September 30, 2009, due to the receipt of insurance proceeds, net of the write off of undepreciated assets of approximately $27,000.

Total revenues increased for both periods due to increases in both rental and other income.  Rental income increased for the three months ended September 30, 2009 due to an increase in occupancy, partially offset by a decrease in the average rental rate at Lakeside Apartments. Rental income increased for the nine months ended September 30, 2009 due to increases in the average rental rate and occupancy at Lakeside Apartments.  Other income increased for the three months ended September 30, 2009 primarily due to increases in cleaning fees, tenant utility reimbursements and application fees at Lakeside Apartments.  Other income increased for the nine months ended September 30, 2009 due to increases in late fees and application fees at Lakeside Apartments.

Total expenses remained relatively constant for the three months ended September 30, 2009, as increases in depreciation and property tax expenses were substantially offset by decreases in operating and general and administrative expenses.  Interest expense remained relatively constant for the three months ended September 30, 2009.  Total expenses increased for the nine months ended September 30, 2009 due to increases in depreciation, interest and property tax expenses, partially offset by decreases in operating and general and administrative expenses. Operating expenses decreased for both periods primarily due to the receipt of insurance proceeds to cover clean-up costs related to the casualty discussed above, partially offset by an increase in hazard and general liability insurance expenses at Lakeside Apartments. Depreciation expense increased for both periods due to property improvements and replacements placed into service related to the redevelopment at Lakeside Apartments during the past twelve months, which are now being depreciated.  Interest expense increased for the nine months ended September 30, 2009 primarily due to a decrease in interest capitalized in connection with the redevelopment of Lakeside Apartments. The increase in property tax expense for the three months ended September 30, 2009 is primarily due to an increase in the assessed value of the property. The increase in property tax expense for the nine months ended September 30, 2009 is due to adjustments recorded during both 2009 and 2008 related to property taxes for the prior year.  The property tax expense for Lakeside Apartments is recorded based upon an estimate of the anticipated annual amount as Lakeside Apartment’s property taxes are billed a year in arrears.  For the 2009 tax year, the Partnership has recorded property tax expense based on an expected increase in the property’s assessed value over the 2008 value.  During 2009, the Partnership recorded an adjustment to reduce property tax expense of approximately $53,000 for the 2008 taxes as a result of the successful appeal of the 2008 assessed value of Lakeside Apartments.  During 2008, the Partnership recorded an adjustment to reduce property tax expense of approximately $105,000 for the 2007 taxes as a result of the successful appeal of the 2007 assessed value of Lakeside Apartments.

The decrease in general and administrative expenses for both the three and nine months ended September 30, 2009 is primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. General and administrative expenses also decreased for the nine months ended September 30, 2009 due to a decrease in partnership taxes.  Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity And Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $174,000 as compared to approximately $85,000 at December 31, 2008. Cash and cash equivalents increased approximately $89,000 due to approximately $1,989,000 and $440,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $2,340,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., partially offset by principal payments on the first mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender, partially offset by insurance proceeds received.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the nine months ended September 30, 2009 and 2008, the Partnership received advances of approximately $2,162,000 and $4,421,000, respectively, from AIMCO Properties, L.P. to fund a rental achievement escrow, redevelopment capital improvements, real estate taxes and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2009) per annum.  Interest expense during the nine months ended September 30, 2009 and 2008 was approximately $554,000 and $565,000, respectively.  During the nine months ended September 30, 2009, the Partnership made a payment of accrued interest of approximately $180,000. No such payments were made during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $16,006,000 and $13,470,000, respectively, and is included in due to affiliates. Subsequent to September 30, 2009, the Partnership made a payment of accrued interest of approximately $125,000.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $869,000 in capital expenditures at Lakeside Apartments consisting primarily of redevelopment costs, air conditioning and sewer upgrades, floor covering replacement and construction related to the casualties discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P.  During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments. Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and estimated to be completed by November 2008. During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, approximately $4,532,000 was expended. During 2009, approximately $352,000 was expended. The project was completed during the second quarter of 2009 at a total cost of approximately $22,637,000. The redevelopment consisted of site, building exterior, common area and unit interior improvements. The site improvements consisted of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences. The building exterior improvements consisted of rear entrance door replacements, gutter improvements, foundation work and exterior painting. The common area improvements consisted of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities.  In addition the west clubhouse was upgraded and includes a social/game room, locker rooms and new decking.  The unit interior improvements consisted of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses have been capitalized and are being depreciated over the remaining life of the property. For the nine months ended September 30, 2009 these amounts included approximately $3,000 of construction period taxes, approximately $9,000 of construction period interest, and $5,000 of construction period operating costs. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $29,435,000 matures in January 2022, at which time balloon payments of approximately $22,976,000 will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the nine months ended September 30, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 limited partnership units (the "Units") in the Partnership representing 77.88% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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