Form 10-K
period 2009-12-31
NATIONAL PROPERTY INVESTORS III
filed 2010-03-29
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2009 and 2008.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lakeside
Apartments	$49,117	$29,276	5-40 yrs	S/L	$15,808

See “Note A – Organization and Summary of Significant Accounting Policies” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Lakeside Apartments
1st mortgage	$20,375	7.14% (1)	30 yrs	01/01/22	$15,791
2nd mortgage	9,000	5.90% (2)	30 yrs	01/01/22	7,185

Total	$29,375				$22,976

(1)      Fixed rate mortgage.

(2)                        Monthly payments of interest only through May 1, 2010.  Monthly payments of principal and interest commence June 1, 2010.

(3)      See “Item 8. Financial Statements and Supplementary Data – Note C” for information with respect to the Partnership’s ability to prepay the loans and other details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2009 and 2008 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Properties	2009	2008	2009	2008

LakesideApartments	$11,634	$11,520	90%	87%

The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to the completion of the redevelopment of the property, resulting in more units available for rent.

The real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the property were:

	2009	2009
	Billing	Rate
	(in thousands)

Lakeside Apartments	$727	6.09%

Capital Improvements

Lakeside Apartments

The Partnership completed approximately $1,016,000 in capital expenditures at Lakeside Apartments during the year ended December 31, 2009, consisting primarily of redevelopment costs, air conditioning and sewer upgrades, fire safety equipment, floor covering replacements and construction related to the casualties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.  Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006, an additional $377,000 was incurred.  During the year ended December 31, 2007, the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, approximately $4,532,000 was expended. During 2009, approximately $352,000 was expended. The project was completed during the second quarter of 2009 at a total cost of approximately $22,637,000. The redevelopment consisted of site, building exterior, common area and unit interior improvements. The site improvements consisted of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The building exterior improvements consisted of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The common area improvements consisted of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities. In addition, the west clubhouse was upgraded and includes a social/game room, locker rooms and new decking. The unit interior improvements consisted of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses have been capitalized and are being depreciated over the remaining life of the related assets. For the years ended December 31, 2009 and 2008, these amounts included approximately $3,000 and $24,000, respectively, of construction period taxes, approximately $9,000 and $167,000, respectively, of construction period interest and approximately $5,000 and $7,000, respectively, of construction period operating costs. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 48,049 Limited Partnership Units (“the Units”) aggregating $24,024,500. As of December 31, 2009, the Partnership had 48,039 Units outstanding held by 759 limited partners of record. Affiliates of the Managing General Partner owned 37,419 Units or 77.89% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner, it is unlikely that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2010 or subsequent periods. See "Item 2. Property – Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 Units in the Partnership representing 77.89% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net losses of approximately $3,435,000 and $3,188,000 for the years ended December 31, 2009 and 2008, respectively.  The increase in net loss for the year ended December 31, 2009 was due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of casualty gains in 2009.

Total expenses increased for the year ended December 31, 2009 due to increases in depreciation, interest and property tax expenses, partially offset by decreases in operating and general and administrative expenses. Depreciation expense increased due to property improvements and replacements placed into service related to the redevelopment at Lakeside Apartments during the past twelve months, which are now being depreciated.  Interest expense increased primarily due to a decrease in interest capitalized in connection with the redevelopment of Lakeside Apartments. Property tax expense increased due to an anticipated increase in the property’s assessed value for 2009.  The property tax expense for Lakeside Apartments is recorded based upon an estimate of the anticipated annual amount as Lakeside Apartments’ property taxes are billed a year in arrears.  Property tax expense for 2009 was also impacted by an adjustment to reduce property tax expense of approximately $53,000 for the 2008 taxes as a result of the successful appeal of the 2008 assessed value of Lakeside Apartments.  During 2008, the Partnership recorded an adjustment to reduce property tax expense of approximately $105,000 for the 2007 taxes as a result of the successful appeal of the 2007 assessed value of Lakeside Apartments.  Operating expenses decreased primarily due to the receipt of insurance proceeds to cover clean-up costs related to the casualties discussed below and a decrease in property expenses due to a decrease in utility costs and payroll related benefits, partially offset by an increase in hazard and general liability insurance expenses and resident eviction costs at Lakeside Apartments.

The decrease in general and administrative expenses for the year ended December 31, 2009 is primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2009 due to increases in both rental and other income.  Rental income increased due to increases in the average rental rate and occupancy, partially offset by an increase in bad debt expense at Lakeside Apartments.  Other income increased due to increases in late fees, application fees and resident utility reimbursements at Lakeside Apartments.

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $469,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the year ended December 31, 2009, the Partnership received approximately $452,000 of insurance proceeds related to this event, of which approximately $197,000 was for clean up costs. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $22,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $233,000. For the year ended December 31, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses. The Partnership expects to receive approximately $24,000 of additional insurance proceeds related to this event.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000, including clean up costs of approximately $49,000. During the year ended December 31, 2009, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds were included in operating expense for the year ended December 31, 2008. The Partnership recognized a casualty gain of approximately $2,000 during the year ended December 31, 2009, due to the receipt of insurance proceeds, net of the write off of undepreciated assets of approximately $27,000.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $194,000 compared to approximately $85,000 at December 31, 2008.  Cash and cash equivalents increased approximately $109,000 from December 31, 2008 due to approximately $1,006,000 and $364,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,261,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the first mortgage encumbering Lakeside Apartments and repayment of advances from an affiliate of the Managing General Partner.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership, although AIMCO Properties, L.P., is not obligated to fund such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the years ended December 31, 2009 and 2008, the Partnership received advances of approximately $2,162,000 and $5,426,000, respectively, from AIMCO Properties, L.P., to fund a rental achievement escrow, redevelopment capital improvements, real estate taxes and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2009) per annum.  Interest expense during the years ended December 31, 2009 and 2008 was approximately $758,000 and $733,000, respectively.  During the year ended December 31, 2009, the Partnership made payments of principal and accrued interest of approximately $2,035,000.  There were no payments made during the year ended December 31, 2008.  At December 31, 2009 and 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $14,355,000 and $13,470,000, respectively, and is included in due to affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $29,375,000 matures in January 2022, at which time balloon payments of approximately $22,976,000 will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner, it is unlikely that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 Units in the Partnership representing 77.89% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – Years ended December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors III

We have audited the accompanying balance sheets of National Property Investors III as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors III at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

NATIONAL PROPERTY INVESTORS III

BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 194	$ 85
Receivables and deposits	345	315
Other assets	547	621
Investment property (Notes C, D and E)
Land	2,093	2,093
Buildings and related personal property	47,024	46,282
	49,117	48,375
Less accumulated depreciation	(29,276)	(25,320)
	19,841	23,055
	$ 20,927	$ 24,076
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 79	$ 670
Tenant security deposit liabilities	122	97
Accrued property taxes	877	780
Other liabilities	400	359
Due to affiliates (Note B)	14,552	13,605
Mortgage notes payable (Note C)	29,375	29,608
	45,405	45,119

Partners' Deficit
General partner	(243)	(209)
Limited partners (48,039 units issued and
outstanding)	(24,235)	(20,834)
	(24,478)	(21,043)
	$ 20,927	$ 24,076

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 5,798	$ 5,557
Other income	1,014	809
Total revenues	6,812	6,366

Expenses:
Operating	2,474	2,856
General and administrative	123	195
Depreciation	3,970	3,232
Interest	2,874	2,627
Property taxes	830	644
Total expenses	10,271	9,554

Casualty gains (Note G)	24	--
Net loss (Note F)	$(3,435)	$(3,188)

Net loss allocated to general partner (1%)	$ (34)	$ (32)
Net loss allocated to limited partners (99%)	(3,401)	(3,156)

	$(3,435)	$(3,188)

Net loss per limited partnership unit	$(70.78)	$(65.68)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2007	48,049	$ (177)	$(17,678)	$(17,855)

Net loss for the year ended
December 31, 2008	--	(32)	(3,156)	(3,188)

Partners' deficit at
December 31, 2008	48,049	(209)	(20,834)	(21,043)

Abandonment of units (Note A)	(10)	--	--	--

Net loss for the year ended
December 31, 2009	--	(34)	(3,401)	(3,435)

Partners’ deficit at
December 31, 2009	48,039	$ (243)	$(24,235)	$(24,478)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,435)	$(3,188)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of loan costs	39	39
Depreciation	3,970	3,232
Casualty gains	(24)	--
Bad debt expense	136	106
Change in accounts:
Receivables and deposits	(166)	(122)
Other assets	35	11
Accounts payable	(62)	20
Tenant security deposit liabilities	25	(12)
Accrued property taxes	97	(48)
Other liabilities	41	(62)
Due to affiliates	(292)	843
Net cash provided by operating activities	364	819

Cash flows from investing activities:
Insurance proceeds received	284	--
Property improvements and replacements	(1,545)	(6,198)
Net cash used in investing activities	(1,261)	(6,198)

Cash flows from financing activities:
Advances from affiliate	2,162	5,426
Payments on advances from affiliate	(923)	--
Payments on mortgage note payable	(233)	(217)
Net cash provided by financing activities	1,006	5,209

Net increase (decrease) in cash and cash equivalents	109	(170)
Cash and cash equivalents at beginning of period	85	255
Cash and cash equivalents at end of period	$ 194	$ 85

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,119	$ 1,834

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 529

Included in property improvements and replacements for the year ended December 31, 2008 are approximately $2,103,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization

National Property Investors III (the "Partnership) was organized under the Uniform Limited Partnership Laws of California on February 1, 1979 for the purpose of operating income-producing residential real estate. The general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. A total of 48,049 units of the limited partnership were issued for $500 each, for an aggregate capital contribution of $24,024,500.  In addition, the general partner contributed a total of $1,000 to the Partnership. The Partnership will terminate on December 31, 2022, or sooner, in accordance with the terms of the Partnership Agreement. The Partnership commenced operations in the beginning of 1980 and completed its acquisition of apartment properties by the end of 1980.  The Partnership operates one apartment property located in the Midwest at December 31, 2009.

Basis of Presentation

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Recent Accounting Pronouncements

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $27,000 and zero at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits on the balance sheet. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrow

In September 2009, pursuant to the terms of the Partnership’s rental achievement escrow agreement with the mortgage lender, the Partnership made a deposit of approximately $1,281,000 into an escrow account maintained by the mortgage lender. The Partnership funded this escrow account with an advance received from AIMCO Properties, L.P. The Partnership may withdraw from the escrow account once the following conditions are met 1) the Partnership maintains 92% occupancy at Lakeside Apartments; 2) the net monthly rent is approximately $428,000. These two conditions must be met for three consecutive months. During the fourth quarter of 2009, these conditions were met and the escrow deposit was returned to the Partnership.

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership capitalized costs related to interest, property taxes and operating costs during the year ended December 31, 2009 of approximately $9,000, $3,000 and $5,000, respectively. The Partnership capitalized costs related to interest, property taxes and operating costs during the year ended December 31, 2008 of approximately $167,000, $24,000 and $7,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

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

Advertising Costs

Advertising costs of approximately $111,000 and $103,000 during the years ended December 31, 2009 and 2008, respectively, were charged to expense as incurred and are included in operating expenses.

Deferred Costs

At both December 31, 2009 and 2008, loan costs of approximately $752,000 are included in other assets in the accompanying balance sheets and are amortized over the term of the related loan agreements. At December 31, 2009 and 2008, accumulated amortization is approximately $275,000 and $236,000, respectively. Amortization of loan costs is included in interest expense in the accompanying statements of operations and was approximately $39,000 for each of the years ended December 31, 2009 and 2008. Amortization expense is expected to be approximately $39,000 for each of the years 2010 through 2014.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $31,194,000.

Abandoned Units

During 2009, the number of limited partnership units (the “Units”) decreased by 10 Units due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.  There were no interests abandoned during 2008.

Net Loss Per Limited Partnership Unit

Net loss per Unit is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 48,049 units outstanding for 2009 and 2008.

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

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $335,000 and $315,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expenses. At December 31, 2008, approximately $2,000 of property management fees were owed and are included in due to affiliates. No such amounts were owed at December 31, 2009.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $156,000 and $350,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $72,000 and $9,000, respectively.  In connection with the redevelopment project (as discussed in “Note E”), an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $20,000 and $230,000 in redevelopment supervision fees during the years ended December 31, 2009 and 2008, respectively, which are included in investment property. At December 31, 2009 and 2008, approximately $197,000 and $133,000 of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. This fee is included in general and administrative expense. There were no such fees for the years ended December 31, 2009 and 2008 as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership, although AIMCO Properties, L.P., is not obligated to fund such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the years ended December 31, 2009 and 2008, the Partnership received advances of approximately $2,162,000 and $5,426,000, respectively, from AIMCO Properties, L.P., to fund a rental achievement escrow (as discussed in “Note A”), redevelopment capital improvements, real estate taxes and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2009) per annum.  Interest expense during the years ended December 31, 2009 and 2008 was approximately $758,000 and $733,000, respectively.  During the year ended December 31, 2009, the Partnership made payments of principal and accrued interest of approximately $2,035,000.  There were no payments made during the year ended December 31, 2008.  At December 31, 2009 and 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $14,355,000 and $13,470,000, respectively, and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $99,000 and $107,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 Units in the Partnership representing 77.89% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
	2009	2008	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Property
Lakeside
Apartments
1st mortgage	$20,375	$20,608	$ 141	7.14%	01/01/22	$15,791
2nd mortgage	9,000	9,000	44	5.90%	01/01/22	7,185
Total	$29,375	$29,608	$ 185			$22,976

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by pledge of revenues from the rental property.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 315
2011	387
2012	412
2013	441
2014	472
Thereafter	27,348
$29,375

Note D - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

LakesideApartments	$29,375	$ 2,087	$15,363	$31,667

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Lakeside
Apartments	$ 2,093	$47,024	$49,117	$29,276	1973/1975	12/80	5-40 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$48,375	$43,751
Property improvements and replacements	1,016	4,624
Disposition of property	(274)	--
Balance at end of year	$49,117	$48,375

Accumulated Depreciation
Balance at beginning of year	$25,320	$22,088
Additions charged to expense	3,970	3,232
Disposition of property	(14)	--
Balance at end of year	$29,276	$25,320

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $48,665,000 and $47,783,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $32,857,000 and $28,514,000, respectively.

Note E - Redevelopment

During 2005 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Apartments.   Approximately $832,000 was completed at December 31, 2005. In August 2006, the scope of the redevelopment project was significantly expanded and was planned to be approximately $16,300,000 with the majority of the work started in October 2006 and to be completed by November 2008.  During the year ended December 31, 2006 an additional $377,000 was incurred.  During the year ended December 31, 2007 the anticipated cost of the project was increased by approximately $7,393,000 to a total project cost of approximately $23,693,000.  During the year ended December 31, 2007, approximately $16,544,000 was expended. During the year ended December 31, 2008, approximately $4,532,000 was expended. During 2009, approximately $352,000 was expended. The project was completed during the second quarter of 2009 at a total cost of approximately $22,637,000. The redevelopment consisted of site, building exterior, common area and unit interior improvements.  The site improvements consisted of landscape enhancements and replacements, repair of retaining walls and correction of erosion problems, lighting upgrades and the addition of patio privacy fences.  The building exterior improvements consisted of rear entrance door replacements, gutter improvements, foundation work and exterior painting.  The common area improvements consisted of upgrading the leasing center, replacing the current clubhouse with a business center and conference room, fitness center with locker rooms, and addition of a boathouse for lake recreation activities. In addition, the west clubhouse was upgraded and includes a social/game room, locker rooms and new decking. The unit interior improvements consisted of kitchen and bath upgrades, replacement of original fireplaces and other interior renovations.  The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses have been capitalized and are being depreciated over the remaining life of the related assets. For the years ended December 31, 2009 and 2008, these amounts included approximately $3,000 and $24,000, respectively, of construction period taxes, approximately $9,000 and $167,000, respectively, of construction period interest and approximately $5,000 and $7,000, respectively, of construction period operating costs.

Note F - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the financial statements of the Partnership.

The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of net loss from the financial statements to the net taxable loss to partners is as follows (in thousands, except per unit data):

	December 31,
	2009	2008
Net loss as reported	$(3,435)	$(3,188)
Prepaid rent	(29)	50
Depreciation differences	(373)	(1,675)
Other	171	(174)
Casualty	(22)	(33)
Federal taxable loss	$(3,688)	$(5,020)
Federal taxable (loss) income per
limited partnership unit	$(68.43)	$ 14.49

For 2009 and 2008 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable (loss) income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2009	2008

Net liabilities as reported	$(24,478)	$(21,043)
Land and buildings	(452)	(592)
Accumulated depreciation	(3,581)	(3,194)
Syndication and distribution costs	2,727	2,727
Prepaid rent	14	114
Other	203	108

Net liabilities - Federal tax basis	$(25,567)	$(21,880)

Note G – Casualty Gains

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $469,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the year ended December 31, 2009, the Partnership received approximately $452,000 of insurance proceeds related to this event, of which approximately $197,000 was for clean up costs. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $22,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $233,000. For the year ended December 31, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses. The Partnership expects to receive approximately $24,000 of additional insurance proceeds related to this event.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000, including clean up costs of approximately $49,000. During the year ended December 31, 2009, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds were included in operating expense for the year ended December 31, 2008. The Partnership recognized a casualty gain of approximately $2,000 during the year ended December 31, 2009, due to the receipt of insurance proceeds, net of the write off of undepreciated assets of approximately $27,000.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the years ended December 31, 2009 and 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, as of December 31, 2009, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	21,566	44.89%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	15,853	33.00%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $335,000 and $315,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expenses. No such amounts were owed at December 31, 2009.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $156,000 and $350,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $72,000 and $9,000, respectively.  In connection with the redevelopment project (as discussed in “Item 8. Financial Statements and Supplementary Data – Note E”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $20,000 and $230,000 in redevelopment supervision fees during the years ended December 31, 2009 and 2008, respectively, which are included in investment property. At December 31, 2009 and 2008, approximately $197,000 and $133,000 of accountable administrative expenses were owed and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the years ended December 31, 2009 and 2008 as no operating distributions were made.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership, although AIMCO Properties, L.P., is not obligated to fund such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the years ended December 31, 2009 and 2008, the Partnership received advances of approximately $2,162,000 and $5,426,000, respectively, from AIMCO Properties, L.P., to fund a rental achievement escrow, redevelopment capital improvements, real estate taxes and operations at Lakeside Apartments. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2009) per annum.  Interest expense during the years ended December 31, 2009 and 2008 was approximately $758,000 and $733,000, respectively.  During the year ended December 31, 2009, the Partnership made payments of principal and accrued interest of approximately $2,035,000.  There were no payments made during the year ended December 31, 2008.  At December 31, 2009 and 2008, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $14,355,000 and $13,470,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $99,000 and $107,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 Units in the Partnership representing 77.89% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $43,000 for 2009 and 2008, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit index

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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