Form 10-Q
period 2010-03-31
NATIONAL PROPERTY INVESTORS III
filed 2010-05-14
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 154	$ 194
Receivables and deposits	338	345
Other assets	685	547
Investment property:
Land	2,093	2,093
Buildings and related personal property	47,144	47,024
	49,237	49,117
Less accumulated depreciation	(30,278)	(29,276)
	18,959	19,841
	$ 20,136	$ 20,927
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 346	$ 79
Tenant security deposit liabilities	121	122
Accrued property taxes	1,099	877
Other liabilities	369	400
Due to affiliates (Note B)	14,256	14,552
Mortgage notes payable	29,314	29,375
	45,505	45,405

Partners' Deficit
General partner	(252)	(243)
Limited partners (48,039 units issued and
outstanding)	(25,117)	(24,235)
	(25,369)	(24,478)
	$ 20,136	$ 20,927

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 1,498	$ 1,371
Other income	261	282
Total revenues	1,759	1,653

Expenses:
Operating	716	715
General and administrative	29	40
Depreciation	1,005	987
Interest	693	685
Property taxes	215	216
Total expenses	2,658	2,643

Casualty gains (Note D)	8	23

Net loss	$ (891)	$ (967)

Net loss allocated to general partner (1%)	$ (9)	$ (10)
Net loss allocated to limited partners (99%)	(882)	(957)

	$ (891)	$ (967)

Net loss per limited partnership unit	$(18.36)	$(19.92)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2009	48,039	$ (243)	$(24,235)	$(24,478)

Net loss for the three months
ended March 31, 2010	--	(9)	(882)	(891)

Partners' deficit at
March 31, 2010	48,039	$ (252)	$(25,117)	$(25,369)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (891)	$ (967)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,005	987
Amortization of loan costs	10	10
Casualty gains	(8)	(23)
Bad debt expense	11	44
Change in accounts:
Receivables and deposits	(4)	(69)
Other assets	(148)	(98)
Accounts payable	233	225
Tenant security deposit liabilities	(1)	16
Accrued property taxes	222	219
Other liabilities	(31)	13
Due to affiliates	131	193
Net cash provided by operating activities	529	550

Cash flows from investing activities:
Property improvements and replacements	(89)	(598)
Insurance proceeds received	8	239
Net cash used in investing activities	(81)	(359)

Cash flows from financing activities:
Payments on advances from affiliates	(427)	--
Payments on mortgage note payable	(61)	(57)
Net cash used in financing activities	(488)	(57)

Net (decrease) increase in cash and cash equivalents	(40)	134
Cash and cash equivalents at beginning of period	194	85
Cash and cash equivalents at end of period	$ 154	$ 219

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 569	$ 495

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 34	$ 390
Insurance proceeds held on deposit with mortgage lender	$ --	$ 40

At December 31, 2008, approximately $529,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the three months ended March 31, 2009.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $88,000 and $79,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $32,000 and $61,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2010 and 2009 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $14,000 and $26,000, respectively. In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred. The Partnership was charged approximately $17,000 in redevelopment supervision fees during the three months ended March 31, 2009, which is included in investment property. There were no such redevelopment supervision fees for the three months ended March 31, 2010. At March 31, 2010 and December 31, 2009, approximately $215,000 and $197,000, respectively, of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the three months ended March 31, 2010 and 2009, as no operating distributions were made.

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

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. There were no such advances during the three months ended March 31, 2010 and 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2010) per annum.  Interest expense was approximately $186,000 and $175,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Partnership repaid approximately $500,000 of advances and accrued interest. No such payments were made during the three months ended March 31, 2009. At March 31, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $14,041,000 and $14,355,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $104,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $99,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Redevelopment

During 2005 the Partnership commenced with a redevelopment project at Lakeside Apartments. The project was completed during the second quarter of 2009 at a total cost of approximately $22,637,000, including approximately $352,000 expended during 2009. The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. For the three months ended March 31, 2009, these amounts included approximately $5,000 of construction period interest, approximately $3,000 of construction period taxes, and approximately $5,000 of construction period operating costs. No such costs were capitalized during the three months ended March 31, 2010.

Note D – Casualty Gains

During September 2009, the Partnership incurred water damage to one apartment unit as a result of a burst pipe.  The damages were approximately $24,000, including clean up costs of approximately $17,000.  The clean up costs were included in operating expenses for the year ended December 31, 2009. During the three months ended March 31, 2010, the Partnership received approximately $6,000 to cover clean up costs. After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $8,000 during the three months ended March 31, 2010 due to the receipt of insurance proceeds of approximately $8,000 during the three months ended March 31, 2010.

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $469,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the three months ended March 31, 2009, the Partnership received approximately $250,000 of insurance proceeds related to this event, approximately $40,000 of which was held on deposit with the mortgage lender at March 31, 2009, and received additional proceeds during the remainder of 2009. During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000. During the three months ended March 31, 2010, the Partnership received approximately $2,000 of insurance proceeds for lost rents which is included in rental income. The Partnership expects to receive approximately $22,000 of additional insurance proceeds related to this event.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000, including clean up costs of approximately $49,000. During the three months ended March 31, 2009, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds were included in operating expense for the year ended December 31, 2008. The Partnership recognized a casualty gain of approximately $2,000 during the three months ended March 31, 2009, due to the receipt of insurance proceeds, net of the write off of undepreciated damaged assets of approximately $27,000.

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $31,100,000.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the three months ended March 31, 2010 and 2009 was 95% and 83%, respectively. The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to the completion of the redevelopment of the property, resulting in more units available for rent.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2010 and 2009 was approximately $891,000 and $967,000, respectively. The decrease in net loss for the three months ended March 31, 2010 is due to an increase in total revenues, partially offset by an increase in total expenses and a decrease in casualty gain.

During September 2009, the Partnership incurred water damage to one apartment unit as a result of a burst pipe.  The damages were approximately $24,000, including clean up costs of approximately $17,000.  The clean up costs were included in operating expenses for the year ended December 31, 2009. During the three months ended March 31, 2010, the Partnership received approximately $6,000 to cover clean up costs. After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $8,000 during the three months ended March 31, 2010 due to the receipt of insurance proceeds of approximately $8,000 during the three months ended March 31, 2010.

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $469,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the three months ended March 31, 2009, the Partnership received approximately $250,000 of insurance proceeds related to this event, approximately $40,000 of which was held on deposit with the mortgage lender at March 31, 2009, and received additional proceeds during the remainder of 2009.  During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000.  During the three months ended March 31, 2010, the Partnership received approximately $2,000 of insurance proceeds for lost rents, which is included in rental income.  The Partnership expects to receive approximately $22,000 of additional insurance proceeds related to this event.

During September 2008, the Partnership incurred damages to several apartment units as a result of a gas leak. The damages were approximately $78,000, including clean up costs of approximately $49,000. During the three months ended March 31, 2009, the Partnership received approximately $68,000 of insurance proceeds related to this event, of which approximately $39,000 was for clean up costs. The clean up costs and associated insurance proceeds were included in operating expense for the year ended December 31, 2008. The Partnership recognized a casualty gain of approximately $2,000 during the three months ended March 31, 2009, due to the receipt of insurance proceeds, net of the write off of undepreciated damaged assets of approximately $27,000.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income.  Rental income increased due to an increase in occupancy due to completion of redevelopment at Lakeside Apartments and a decrease in bad debt expense partially offset by a decrease in the average rental rate at Lakeside Apartments.  Other income decreased primarily due to decreases in resident utility reimbursements and lease cancellation fees at Lakeside Apartments.

Total expenses increased for the three months ended March 31, 2010 due to increases in depreciation and interest expenses, partially offset by a decrease in general and administrative expenses. Operating and property tax expenses remained relatively constant for the comparable periods.  Depreciation expense increased due to property improvements and replacements placed into service at Lakeside Apartments during the past twelve months, which are now being depreciated.  Interest expense increased primarily due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average advance balance.

The decrease in general and administrative expenses for the three months ended March 31, 2010 is primarily due to a decrease in partnership taxes. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity And Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $154,000 compared to approximately $194,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $40,000 due to approximately $488,000 and $81,000 of cash used in financing and investing activities, respectively, partially offset by approximately $529,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on advances from AIMCO Properties, L.P., and principal payments on the first mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. There were no such advances during the three months ended March 31, 2010 and 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2010) per annum.  Interest expense was approximately $186,000 and $175,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Partnership repaid approximately $500,000 of advances and accrued interest. No such payments were made during the three months ended March 31, 2009. At March 31, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $14,041,000 and $14,355,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2010, the Partnership completed approximately $123,000 of capital improvements at Lakeside Apartments, consisting primarily of building improvements, water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $29,314,000 matures in January 2022, at which time balloon payments of approximately $22,976,000 will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the three months ended March 31, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 limited partnership units (the "Units") in the Partnership representing 77.89% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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

3.4 (e)          Amendment to the Limited Partnership Agreement dated December 22, 2005 incorporated by reference to the Registrant’s Annual Report on Form 10-KSB dated December 31, 2005.

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