Form 10-Q
period 2010-06-30
NATIONAL PROPERTY INVESTORS III
filed 2010-08-11
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 139	$ 194
Receivables and deposits	272	345
Other assets	668	547
Investment property:
Land	2,093	2,093
Buildings and related personal property	47,410	47,024
	49,503	49,117
Less accumulated depreciation	(31,284)	(29,276)
	18,219	19,841
	$ 19,298	$ 20,927
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 128	$ 79
Tenant security deposit liabilities	132	122
Accrued property taxes	744	877
Other liabilities	370	400
Due to affiliates (Note B)	14,818	14,552
Mortgage notes payable	29,233	29,375
	45,425	45,405

Partners' Deficit
General partner	(260)	(243)
Limited partners (48,039 units issued and
outstanding)	(25,867)	(24,235)
	(26,127)	(24,478)
	$ 19,298	$ 20,927

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 1,426	$ 1,453	$ 2,924	$ 2,824
Other income	223	206	484	488
Total revenues	1,649	1,659	3,408	3,312

Expenses:
Operating	672	663	1,388	1,378
General and administrative	32	28	61	68
Depreciation	1,006	996	2,011	1,983
Interest	695	717	1,388	1,402
Property taxes	2	167	217	383
Total expenses	2,407	2,571	5,065	5,214

Casualty gains (Note D)	--	--	8	23

Net loss	$ (758)	$ (912)	$(1,649)	$(1,879)

Net loss allocated to general
partner (1%)	$ (8)	$ (9)	$ (17)	$ (19)
Net loss allocated to limited
partners (99%)	(750)	(903)	(1,632)	(1,860)

	$ (758)	$ (912)	$(1,649)	$(1,879)
Net loss per limited partnership
unit	$(15.61)	$(18.79)	$(33.97)	$(38.71)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2009	48,039	$ (243)	$(24,235)	$(24,478)

Net loss for the six months
ended June 30, 2010	--	(17)	(1,632)	(1,649)

Partners' deficit at
June 30, 2010	48,039	$ (260)	$(25,867)	$(26,127)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,649)	$(1,879)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	2,011	1,983
Amortization of loan costs	20	19
Casualty gains	(8)	(23)
Bad debt expense	51	75
Change in accounts:
Receivables and deposits	22	(11)
Other assets	(141)	(73)
Accounts payable	31	(101)
Tenant security deposit liabilities	10	21
Accrued property taxes	(133)	22
Other liabilities	(30)	2
Due to affiliates	335	390
Net cash provided by operating activities	519	425

Cash flows from investing activities:
Property improvements and replacements	(371)	(1,201)
Insurance proceeds received	8	279
Net cash used in investing activities	(363)	(922)

Cash flows from financing activities:
Advances received from affiliate	358	717
Payments on advances from affiliate	(427)	--
Payments on mortgage notes payable	(142)	(115)
Net cash (used in) provided by financing
activities	(211)	602

Net (decrease) increase in cash and cash equivalents	(55)	105
Cash and cash equivalents at beginning of period	194	85
Cash and cash equivalents at end of period	$ 139	$ 190

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,065	$ 1,015

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 18	$ --

At December 31, 2008, approximately $529,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the six months ended June 30, 2009.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $172,000 and $164,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $56,000 and $102,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2010 and 2009 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $23,000 and $48,000, respectively. In connection with the redevelopment project completed in 2009 (as discussed in “Note C”), an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred. The Partnership was charged approximately $20,000 in redevelopment supervision fees during the six months ended June 30, 2009, which is included in investment property. There were no such redevelopment supervision fees for the six months ended June 30, 2010. At June 30, 2010 and December 31, 2009, approximately $233,000 and $197,000, respectively, of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the six months ended June 30, 2010 and 2009, as no operating distributions were made.

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

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the six months ended June 30, 2010 and 2009, the Partnership received advances of approximately $358,000 and $717,000, respectively, from AIMCO Properties, L.P. to fund real estate taxes and redevelopment capital improvements, respectively, at Lakeside Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2010) per annum.  Interest expense was approximately $372,000 and $358,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the Partnership repaid $500,000 of advances and accrued interest. No such payments were made during the six months ended June 30, 2009. At June 30, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $14,585,000 and $14,355,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $117,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $99,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Redevelopment

During 2005 the Partnership commenced with a redevelopment project at Lakeside Apartments. The project was completed during the second quarter of 2009 at a total cost of approximately $22,637,000, including approximately $352,000 expended during 2009. The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. For the six months ended June 30, 2009, these amounts included approximately $5,000 of construction period interest, approximately $3,000 of construction period taxes, and approximately $5,000 of construction period operating costs. No such costs were capitalized during the six months ended June 30, 2010.

Note D – Casualty Gains

During September 2009, the Partnership incurred water damage to one apartment unit as a result of a burst pipe.  The damages were approximately $24,000, including clean up costs of approximately $17,000.  The clean up costs were included in operating expenses for the year ended December 31, 2009. During the six months ended June 30, 2010, the Partnership received approximately $7,000 to cover clean up costs. After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $8,000 during the six months ended June 30, 2010 due to the receipt of insurance proceeds of approximately $8,000 during the six months ended June 30, 2010.

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $469,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the six months ended June 30, 2009, the Partnership received approximately $250,000 of insurance proceeds related to this event and received additional proceeds during the remainder of 2009. During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000. During the six months ended June 30, 2010, the Partnership received approximately $15,000 of insurance proceeds for lost rents which are included in rental income and approximately $4,000 in clean up costs, which are included in operating expense. The Partnership expects to receive approximately $5,000 of additional insurance proceeds related to this event.

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

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $32,256,000.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the six months ended June 30, 2010 and 2009 was 94% and 86%, respectively. The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to the completion of the redevelopment of the property, resulting in more units available for rent.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2010 was approximately $758,000 and $1,649,000, respectively, compared to net loss of approximately $912,000 and $1,879,000 for the corresponding periods in 2009.  The decrease in net loss for the three months ended June 30, 2010 is due to a decrease in total expenses, partially offset by a decrease in total revenues.  The decrease in net loss for the six months ended June 30, 2010 is due to a decrease in total expenses and an increase in total revenues, partially offset by a decrease in casualty gain.

Total revenues decreased for the three months ended June 30, 2010 due to a decrease in rental income, partially offset by an increase in other income.  Total revenues increased for the six months ended June 30, 2010 due to an increase in rental income.  Other income remained relatively constant for the six months ended June 30, 2010.  Rental income decreased for the three months ended June 30, 2010 due to an increase in bad debt expense and a decrease in the average rental rate, partially offset by an increase in occupancy at Lakeside Apartments.  Rental income increased for the six months ended June 30, 2010 due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at Lakeside Apartments.  Other income increased for the three months ended June 30, 2010 due to an increase in resident utility reimbursements and cleaning and damage fees, partially offset by a decrease in lease cancellation fees.

Total expenses decreased for the three months ended June 30, 2010 due to decreases in property tax and interest expenses, partially offset by increases in operating and depreciation expenses.  General and administrative expenses remained relatively constant for the three and six months ended June 30, 2010.  Total expenses decreased for the six months ended June 30, 2010 due to decreases in property tax, interest and general and administrative expenses, partially offset by increases in operating and depreciation expenses. Property tax expense decreased for both periods due to adjustments recorded during both the second quarter of 2010 and 2009 related to property taxes due for the prior year.  The property tax expense for Lakeside Apartments is recorded based upon an estimate of the anticipated annual amount as Lakeside Apartment’s property taxes are billed a year in arrears.  For the 2009 tax year, the Partnership had recorded property tax expense based on an expected increase in the property’s assessed value over the 2008 value. During the second quarter of 2010, the Partnership recorded an adjustment to reduce property tax expense by approximately $162,000 for the 2009 taxes as a result of the successful appeal of the 2009 assessed value of Lakeside Apartments.  During the second quarter of 2009, the Partnership recorded an adjustment to reduce property tax expense of approximately $53,000 for the 2008 taxes as a result of the successful appeal of the 2008 assessed value of Lakeside Apartments. Operating expenses increased for both periods due to increases in hazard insurance premiums and contract services due to tree pruning, partially offset by a decrease in utilities due to less gas usage at Lakeside Apartments. Operating expenses also increased for the six months ended June 30, 2010 due to an increase in roofing repairs at Lakeside Apartments. Depreciation expense increased for both periods due to property improvements and replacements placed into service at Lakeside Apartments during the past twelve months, which are now being depreciated. Interest expense decreased for both periods primarily due to the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009 and due to scheduled principal payments on the mortgages encumbering Lakeside Apartments, partially offset by an increase in the interest on advances from AIMCO Properties, L.P. due to a higher average advance balance.

Included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During September 2009, the Partnership incurred water damage to one apartment unit as a result of a burst pipe.  The damages were approximately $24,000, including clean up costs of approximately $17,000.  The clean up costs were included in operating expenses for the year ended December 31, 2009. During the six months ended June 30, 2010, the Partnership received approximately $7,000 to cover clean up costs. After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $8,000 during the six months ended June 30, 2010 due to the receipt of insurance proceeds of approximately $8,000 during the six months ended June 30, 2010.

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $469,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the six months ended June 30, 2009, the Partnership received approximately $250,000 of insurance proceeds related to this event and received additional proceeds during the remainder of 2009. During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000. During the six months ended June 30, 2010, the Partnership received approximately $15,000 of insurance proceeds for lost rents which are included in rental income and approximately $4,000 in clean up costs, which are included in operating expense. The Partnership expects to receive approximately $5,000 of additional insurance proceeds related to this event.

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

Liquidity And Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $139,000 compared to approximately $194,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $55,000 due to approximately $363,000 and $211,000 of cash used in investing and financing activities, respectively, partially offset by approximately $519,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of payments on advances from AIMCO Properties, L.P. and principal payments on the mortgages encumbering the Partnership’s investment property, partially offset by advances from AIMCO Properties, L.P.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the six months ended June 30, 2010 and 2009, the Partnership received advances of approximately $358,000 and $717,000, respectively, from AIMCO Properties, L.P. to fund real estate taxes and redevelopment capital improvements, respectively, at Lakeside Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2010) per annum.  Interest expense was approximately $372,000 and $358,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the Partnership repaid $500,000 of advances and accrued interest. No such payments were made during the six months ended June 30, 2009. At June 30, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $14,585,000 and $14,355,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2010, the Partnership completed approximately $389,000 of capital improvements at Lakeside Apartments, consisting primarily of building improvements, bath upgrades, water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $29,233,000 matures in January 2022, at which time balloon payments of approximately $22,976,000 will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the six months ended June 30, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 limited partnership units (the "Units") in the Partnership representing 77.89% of the outstanding Units at June 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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