Form 10-Q
period 2010-09-30
NATIONAL PROPERTY INVESTORS III
filed 2010-11-15
CIK 310485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS III

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 224	$ 194
Receivables and deposits	298	345
Other assets	629	547
Investment property:
Land	2,093	2,093
Buildings and related personal property	47,588	47,024
	49,681	49,117
Less accumulated depreciation	(32,281)	(29,276)
	17,400	19,841
	$ 18,551	$ 20,927
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 78	$ 79
Tenant security deposit liabilities	151	122
Accrued property taxes	579	877
Other liabilities	379	400
Due to affiliates (Note B)	15,209	14,552
Mortgage notes payable	29,142	29,375
	45,538	45,405

Partners' Deficit
General partner	(268)	(243)
Limited partners (48,039 units issued and
outstanding)	(26,719)	(24,235)
	(26,987)	(24,478)
	$ 18,551	$ 20,927

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 1,478	$ 1,486	$ 4,402	$ 4,310
Other income	232	241	716	729
Total revenues	1,710	1,727	5,118	5,039

Expenses:
Operating	652	520	2,040	1,898
General and administrative	27	26	88	94
Depreciation	997	984	3,008	2,967
Interest	701	711	2,089	2,113
Property taxes	193	219	410	602
Total expenses	2,570	2,460	7,635	7,674

Casualty gain (Note D)	--	--	8	23
Net loss	$ (860)	$ (733)	$(2,509)	$(2,612)

Net loss allocated to general
partner (1%)	$ (8)	$ (7)	$ (25)	$ (26)
Net loss allocated to limited
partners (99%)	(852)	(726)	(2,484)	(2,586)
	$ (860)	$ (733)	$(2,509)	$(2,612)
Net loss per limited
partnership unit	$(17.74)	$(15.11)	$(51.71)	$(53.82)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	48,049	$ 1	$ 24,024	$ 24,025

Partners' deficit at
December 31, 2009	48,039	$ (243)	$(24,235)	$(24,478)

Net loss for the nine months
ended September 30, 2010	--	(25)	(2,484)	(2,509)

Partners' deficit at
September 30, 2010	48,039	$ (268)	$(26,719)	$(26,987)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,509)	$(2,612)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of loan costs	30	30
Depreciation	3,008	2,967
Casualty gain	(8)	(23)
Bad debt expense	69	107
Change in accounts:
Receivables and deposits	(22)	(252)
Other assets	(112)	(12)
Accounts payable	(26)	(84)
Tenant security deposit liabilities	29	25
Accrued property taxes	(298)	(122)
Other liabilities	(21)	(7)
Due to affiliates	506	423
Net cash provided by operating activities	646	440

Cash flows from investing activities:
Property improvements and replacements	(542)	(1,338)
Net deposits to restricted escrows	--	(1,281)
Insurance proceeds received	8	279
Net cash used in investing activities	(534)	(2,340)

Cash flows from financing activities:
Advances from affiliate	578	2,162
Payments on advances from affiliate	(427)	--
Payments on mortgage notes payable	(233)	(173)
Net cash (used in) provided by financing activities	(82)	1,989

Net increase in cash and cash equivalents	30	89
Cash and cash equivalents at beginning of period	194	85
Cash and cash equivalents at end of period	$ 224	$ 174

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,598	$ 1,689

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 25	$ 60

At December 31, 2008, approximately $529,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the nine months ended September 30, 2009.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

On October 1, 2010, the Partnership entered into an agreement and plan of merger with AIMCO Properties, L.P., a Delaware limited partnership, National Property Investors III, LP (“New NPI”), a Delaware limited partnership and subsidiary of AIMCO Properties, L.P., and AIMCO NPI III Merger Sub LLC (the “Merger Subsidiary”), a Delaware limited liability company and subsidiary of AIMCO Properties, L.P., pursuant to which the Partnership will merge with New NPI, with New NPI as the surviving entity.  In this merger, each unit of limited partnership interests in the Partnership will be converted into an identical unit of limited partnership in New NPI and the general partnership interest in the Partnership now held by the Managing General Partner will be converted into a general partnership interest in New NPI. All interests in New NPI outstanding immediately prior to the merger will be cancelled.  Next, the Merger Subsidiary will be merged with and into New NPI, with New NPI as the surviving entity.

Under the merger agreement with the Merger Subsidiary, holders of limited partnership units outstanding immediately prior to the consummation of the merger, except those held by limited partners who perfect their appraisal rights pursuant to the merger agreement, will be converted into the right to receive, at the election of the limited partner, either (i) $57.24 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $57.24 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or jurisdiction (or that registration in that state or other jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each limited partnership unit. Those limited partners who do not make an election will be deemed to have elected to receive cash.

After the mergers, AIMCO Properties, L.P. will be the sole limited partner of the New NPI, holding all outstanding units. NPI Equity Investments, Inc. will continue to be the sole general partner of New NPI after the merger, and the Partnership Agreement in effect immediately prior to the merger will remain unchanged immediately following the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partnership units. As of September 30, 2010, the Partnership had issued and outstanding 48,039 limited partnership units, and AIMCO Properties, L.P. and its affiliates owned 37,419 of those units, or approximately 77.89% of the number of outstanding units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $253,000 and $250,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $99,000 and $128,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2010 and 2009 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $49,000 and $57,000, respectively. In connection with the redevelopment project completed in 2009 (as discussed in “Note C”), an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred. The Partnership was charged approximately $20,000 in redevelopment supervision fees during the nine months ended September 30, 2009, which is included in investment property. There were no such redevelopment supervision fees for the nine months ended September 30, 2010. At September 30, 2010 and December 31, 2009, approximately $249,000 and $197,000, respectively, of accountable administrative expenses were owed and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the nine months ended September 30, 2010 and 2009, as no operating distributions were made.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of September 30, 2010, these preferences were met. Accordingly, the Managing General Partner will be entitled to this fee upon completion of the merger discussed in “Note A”.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the nine months ended September 30, 2010 and 2009, the Partnership received advances of approximately $578,000 and $2,162,000, respectively, from AIMCO Properties, L.P. to fund real estate taxes and redevelopment capital improvements, respectively, at Lakeside Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2010) per annum.  Interest expense was approximately $567,000 and $554,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid $540,000 and $180,000, respectively, of advances and accrued interest. At September 30, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $14,960,000 and $14,355,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $117,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $99,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Redevelopment

During 2005 the Partnership commenced with a redevelopment project at Lakeside Apartments. The project was completed during the second quarter of 2009 at a total cost of approximately $22,637,000, including approximately $352,000 expended during 2009. The Partnership funded the redevelopment from operations and advances from AIMCO Properties, L.P. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. For the nine months ended September 30, 2009, these amounts included approximately $9,000 of construction period interest, approximately $3,000 of construction period real estate taxes, and approximately $5,000 of construction period operating costs. No such costs were capitalized during the nine months ended September 30, 2010.

Note D – Casualty Gains

During September 2009, the Partnership incurred water damage to one apartment unit as a result of a burst pipe.  The damages were approximately $24,000, including clean up costs of approximately $17,000.  The clean up costs were included in operating expenses for the year ended December 31, 2009. During the nine months ended September 30, 2010, the Partnership received approximately $7,000 to cover clean up costs. After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $8,000 during the nine months ended September 30, 2010 due to the receipt of insurance proceeds of approximately $8,000 during the nine months ended September 30, 2010.

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $469,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the nine months ended September 30, 2009, the Partnership received approximately $308,000 of insurance proceeds related to this event, of which approximately $58,000 was for clean up costs. Additional insurance proceeds were received during the remainder of 2009. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000. During the nine months ended September 30, 2010, the Partnership received approximately $15,000 of insurance proceeds for lost rents which are included in rental income and approximately $4,000 in clean up costs, which are included in operating expense.  The Partnership expects to receive approximately $5,000 of additional insurance proceeds related to this event.

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

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $33,812,000.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s investment property consists of one apartment complex, Lakeside Apartments, located in Lisle, Illinois. The average occupancy of the property for the nine months ended September 30, 2010 and 2009 was 95% and 89%, respectively. The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to competitive pricing.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2010 was approximately $860,000 and $2,509,000, respectively, compared to net loss of approximately $733,000 and $2,612,000 for the corresponding periods in 2009. The increase in net loss for the three months ended September 30, 2010 is due to an increase in total expenses and a decrease in total revenues. The decrease in net loss for the nine months ended September 30, 2010 is due to a decrease in total expenses and an increase in total revenues, partially offset by a reduction in casualty gain in 2010.

Total expenses increased for the three months ended September 30, 2010 due to increases in operating and depreciation expenses, partially offset by decreases in property tax and interest expenses. Total expenses decreased for the nine months ended September 30, 2010 due to decreases in property tax and interest expenses, partially offset by increases in operating and depreciation expenses. General and administrative expenses remained relatively constant for the three and nine months ended September 30, 2010. Operating expenses increased for both periods due to increases in hazard insurance premiums and due to the receipt of insurance proceeds in 2009 to cover clean-up costs related to the casualty discussed below at Lakeside Apartments, partially offset by a decrease in advertising expense. Depreciation expense increased for both periods due to property improvements and replacements placed into service at Lakeside Apartments during the past twelve months which are now being depreciated. Property tax expense decreased for both the three and nine month periods due to a reduction in the assessed value of the property. In addition, property tax expense decreased for the nine month period due to adjustments recorded during both 2010 and 2009 related to property taxes due for the prior year.  The property tax expense for Lakeside Apartments is recorded based upon an estimate of the anticipated annual amount as Lakeside Apartment’s property taxes are billed a year in arrears. During 2010, the Partnership recorded an adjustment to reduce property tax expense by approximately $162,000 for the 2009 taxes as a result of the successful appeal of the 2009 assessed value of Lakeside Apartments.  During 2009, the Partnership recorded an adjustment to reduce property tax expense of approximately $53,000 for the 2008 taxes as a result of the successful appeal of the 2008 assessed value of Lakeside Apartments. Interest expense decreased for the three month period due to scheduled principal payments on the mortgages encumbering Lakeside Apartments, which reduced the carrying balance of the loans. Interest expense decreased for the nine month period primarily due to the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009 and due to scheduled principal payments on the mortgages encumbering Lakeside Apartments, partially offset by an increase in the interest on advances from AIMCO Properties, L.P. due to a higher average advance balance.

Included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended September 30, 2010 due to decreases in rental and other income.  Total revenues increased for the nine months ended September 30, 2010 due to an increase in rental income, partially offset by a decrease in other income.  Rental income decreased for the three month period due to a decrease in the average rental rate, partially offset by a decrease in bad debt expense and an increase in occupancy at Lakeside Apartments. Rental income increased for the nine month period due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at Lakeside Apartments. Other income decreased for the three and nine months ended September 30, 2010 due to decreases in late and lease cancellation fees, partially offset by increases in cleaning and damage fees and pet fees.

During September 2009, the Partnership incurred water damage to one apartment unit as a result of a burst pipe.  The damages were approximately $24,000, including clean up costs of approximately $17,000.  The clean up costs were included in operating expenses for the year ended December 31, 2009. During the nine months ended September 30, 2010, the Partnership received approximately $7,000 to cover clean up costs. After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $8,000 during the nine months ended September 30, 2010 due to the receipt of insurance proceeds of approximately $8,000 during the nine months ended September 30, 2010.

During September 2008, the Partnership incurred fire and water damage to one of the apartment buildings at Lakeside Apartments. The damages were approximately $469,000, including clean up costs of approximately $214,000. The clean up costs were included in operating expense for the year ended December 31, 2008. During the nine months ended September 30, 2009, the Partnership received approximately $308,000 of insurance proceeds related to this event, of which approximately $58,000 was for clean up costs. Additional insurance proceeds were received during the remainder of 2009. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $21,000 due to the receipt of insurance proceeds, net of the write-off of undepreciated damaged assets of approximately $229,000. During the nine months ended September 30, 2010, the Partnership received approximately $15,000 of insurance proceeds for lost rents which are included in rental income and approximately $4,000 in clean up costs, which are included in operating expense. The Partnership expects to receive approximately $5,000 of additional insurance proceeds related to this event.

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

Liquidity And Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $224,000 compared to approximately $194,000 at December 31, 2009.  Cash and cash equivalents increased approximately $30,000 due to approximately $646,000 of cash provided by operating activities, partially offset by approximately $534,000 and $82,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  Cash used in financing activities consisted of payments on advances from AIMCO Properties, L.P. and principal payments on the mortgages encumbering the Partnership’s investment property, partially offset by advances from AIMCO Properties, L.P.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the nine months ended September 30, 2010 and 2009, the Partnership received advances of approximately $578,000 and $2,162,000, respectively, from AIMCO Properties, L.P. to fund real estate taxes and redevelopment capital improvements, respectively, at Lakeside Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2010) per annum.  Interest expense was approximately $567,000 and $554,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid $540,000 and $180,000, respectively, of advances and accrued interest. At September 30, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $14,960,000 and $14,355,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2010, the Partnership completed approximately $567,000 of capital improvements at Lakeside Apartments, consisting primarily of building improvements, bath upgrades and water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Lakeside Apartments of approximately $29,142,000 matures in January 2022, at which time balloon payments of approximately $22,976,000 will be due.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the nine months ended September 30, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner, it is unlikely that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,419 limited partnership units (the "Units") in the Partnership representing 77.89% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 77.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to the 21,380 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

On October 1, 2010, the Partnership entered into an agreement and plan of merger with AIMCO Properties, L.P., a Delaware limited partnership, National Property Investors III, LP (“New NPI”), a Delaware limited partnership and subsidiary of AIMCO Properties, L.P., and AIMCO NPI III Merger Sub LLC (the “Merger Subsidiary”), a Delaware limited liability company and subsidiary of AIMCO Properties, L.P., pursuant to which the Partnership will merge with New NPI, with New NPI as the surviving entity.  In this merger, each unit of limited partnership interests in the Partnership will be converted into an identical unit of limited partnership in New NPI and the general partnership interest in the Partnership now held by the Managing General Partner will be converted into a general partnership interest in New NPI. All interests in New NPI outstanding immediately prior to the merger will be cancelled.  Next, the Merger Subsidiary will be merged with and into New NPI, with New NPI as the surviving entity.

Under the merger agreement with the Merger Subsidiary, holders of limited partnership units outstanding immediately prior to the consummation of the merger, except those held by limited partners who perfect their appraisal rights pursuant to the merger agreement, will be converted into the right to receive, at the election of the limited partner, either (i) $57.24 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $57.24 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or jurisdiction (or that registration in that state or other jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each limited partnership unit. Those limited partners who do not make an election will be deemed to have elected to receive cash.

After the mergers, AIMCO Properties, L.P. will be the sole limited partner of the New NPI, holding all outstanding units. NPI Equity Investments, Inc. will continue to be the sole general partner of New NPI after the merger, and the Partnership Agreement in effect immediately prior to the merger will remain unchanged immediately following the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partnership units. As of September 30, 2010, the Partnership had issued and outstanding 48,039 limited partnership units, and AIMCO Properties, L.P. and its affiliates owned 37,419 of those units, or approximately 77.89% of the number of outstanding units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS III

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 15, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 15, 2010	By: /s/Stephen B. Waters
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